Form 10-Q
period 1997-09-27
TRACK N TRAIL INC
filed 1997-11-06
CIK 1029932

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 27, 1997

                                          OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                            COMMISSION FILE NUMBER 0-22359


                                    TRACK 'N TRAIL
                (Exact name of registrant as specified in its charter)


         DELAWARE                                   91-1778085
(State or other jurisdiction of        I.R.S. Employer Identification Number
incorporation or organization)

              4961-A WINDPLAY DRIVE, EL DORADO HILLS, CALIFORNIA  95762
                 (Address of principal executive offices) (zip code)


                                    (916) 933-4525
                 (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports) Yes   X      No      ; and (2) has
been subject to such filing requirements for the past 90 days.  Yes    No  X

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of October 10, 1997, was 6,834,880.

                                    TRACK 'N TRAIL

                                      FORM 10-Q

                           QUARTER ENDED SEPTEMBER 27, 1997



                                        INDEX
                                        -----

                                                                          PAGE
                                                                          ----

PART I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   September 27,1997 (unaudited), Pro Forma
                   September 27, 1997 (unaudited) and
                   December 28, 1996 . . . . . . . . . . . . . . . . . . . 1

                   Consolidated Statements of Operations for
                   the 39-Weeks ended September 27, 1997
                   (unaudited) and September 28, 1996 (unaudited),
                   and for the 13-Weeks ended September 27,
                   1997 (unaudited) and September 28, 1996
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . 2

                   Consolidated Statements of Cash Flows for
                   the 39-Weeks ended September 27, 1997 (unaudited),
                   and September 28, 1996 (unaudited). . . . . . . . . . . 3

                   Notes to Consolidated Financial Statements. . . . . . .4-7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . . .8-12


PART II: OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds . . . . . . 13-14

         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                    TRACK 'N TRAIL
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      __________


                                                                      PRO FORMA
                                                       SEPTEMBER 27,  SEPTEMBER 27,  DECEMBER 28,
                                                           1997          1997           1996
                                                       ------------  --------------  ------------
                    ASSETS                             (UNAUDITED)    (UNAUDITED)
Current assets:
 Cash                                                   $     715      $   3,097      $     977
 Accounts receivable                                          634            634          1,010
 Inventories                                               26,923         26,923         19,868
 Prepaid expenses                                             270            270            212
 Prepaid income taxes                                         280            280             --
 Deferred income taxes                                        103            831             49
                                                        ---------      ---------      ---------

     Total current assets                                  28,925         32,035         22,116

Fixed assets, net                                           6,544          6,544          6,582
Goodwill, net                                               3,125          3,125          2,691
Deferred income taxes                                         547          1,056            469
Deferred offering costs                                       972             --             --
                                                        ---------      ---------      ---------
                                                        $  40,113      $  42,760      $  31,858
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Revolving line of credit                               $   7,400      $      --      $     680
 Current maturities of long-term debt                       9,183             77          3,061
 Accounts payable                                           9,430          9,146          5,835
 Accrued payroll and bonuses                                  716            716          1,032
 Sales tax payable                                            483            483            752
 Income taxes payable                                          --             --            476
 Accrued expenses and other liabilities                       947            947            851
                                                        ---------      ---------      ---------
     Total current liabilities                             28,159         11,369         12,687

Deferred rent                                               1,420          1,420          1,395
Long-term debt, net of current maturities                     847            214          7,025
                                                        ---------      ---------      ---------
     Total liabilities                                     30,426         13,003         21,107
                                                        ---------      ---------      ---------

Minority interest in consolidated subsidiary                   --             --            105
                                                        ---------      ---------      ---------

Stockholders' Equity:
 Preferred stock, $0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding                  --             --             --
 Common stock, $0.01 par value; 20,000,000 shares
  authorized; 4,107,608 shares issued and outstanding
  (pro forma, 6,834,880 shares issued and outstanding)         41             68             41
 Additional paid-in capital                                   736         26,000            724
 Retained earnings                                          8,910          3,689          9,881
                                                        ---------      ---------      ---------
     Total stockholders' equity                             9,687         29,757         10,646
                                                        ---------      ---------      ---------
                                                        $  40,113      $  42,760      $  31,858
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

     The accompanying notes are an integral part of these financial statements.

                                 TRACK 'N TRAIL
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    __________


                                                                 PERIOD ENDED
                                           ----------------------------------------------------------
                                            SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                               1997           1996           1997            1996
                                            (13 WEEKS)     (13 WEEKS)     (39 WEEKS)     (39 WEEKS)
                                            ----------    -----------     ----------     ----------
Net sales                                    $  24,761      $  16,581      $  62,289      $  39,866

Cost of sales                                   12,975          8,576         32,388         20,595
                                             ---------      ---------      ---------      ---------

    Gross profit                                11,786          8,005         29,901         19,271
                                             ---------      ---------      ---------      ---------

Operating expenses:
 Selling and marketing                           7,787          5,013         22,315         13,805
 Administrative and distribution                 1,777          1,151          5,221          3,466
                                             ---------      ---------      ---------      ---------

    Total operating expenses                     9,564          6,164         27,536         17,271
                                             ---------      ---------      ---------      ---------

    Operating income                             2,222          1,841          2,365          2,000

Other (income) expense:
 Interest                                          440            146          1,171            386
 Other, net                                        (26)            (3)            (5)           (13)
                                             ---------      ---------      ---------      ---------

    Income before income taxes                   1,808          1,698          1,199          1,627

Income tax provision (benefit)                     125             51           (249)            49
                                             ---------      ---------      ---------      ---------

    Net income                               $   1,683      $   1,647      $   1,448      $   1,578
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------
Pro Forma Income Data (unaudited):
 Historical income before income taxes       $   1,808      $   1,698      $   1,199      $   1,627
 Pro forma income tax provision (Note 1)           723            679            480            651
                                             ---------      ---------      ---------      ---------

 Pro forma net income                        $   1,085      $   1,019      $     719      $     976
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

 Pro forma net income per common and
  common equivalent share                    $    0.20                     $    0.14
                                             ---------                     ---------
                                             ---------                     ---------
 Pro forma weighted average number
  of shares of common stock and common
  stock equivalents                          5,305,742                     5,310,671
                                             ---------                     ---------
                                             ---------                     ---------

     The accompanying notes are an integral part of these financial statements.

                                  TRACK 'N TRAIL
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                    __________

                                                                          SEPTEMBER 27,   SEPTEMBER 28,
                                                                              1997            1996
                                                                           (39 WEEKS)      (39 WEEKS)
                                                                          ------------    -------------
Cash flows from operating activities:
 Net income                                                               $    1,448     $    1,578
 Adjustments to reconcile to cash provided by operating activities:
  Depreciation and amortization                                                1,284            753
  Gain on disposal of fixed assets                                               (13)            --
  Compensation recorded in connection
   with stock option plans                                                        13             --
  Deferred income taxes                                                         (132)            --
  Cash provided by (used for) changes in operating assets
   and liabilities
    Accounts receivable                                                          377             --
    Inventories                                                               (7,055)        (3,542)
    Prepaid expenses                                                             (58)          (107)
    Accounts payable and other accrued liabilities                             2,821          1,414
    Income taxes payable                                                        (756)            --
    Stock appreciation rights                                                     --             12
    Deferred rent                                                                 25             12
                                                                          ----------     ----------

    Cash provided by (used for) operating activities                          (2,046)           120
                                                                          ----------     ----------

Cash flows from investing activities:
 Purchases of fixed assets                                                    (1,137)        (1,440)
 Proceeds from sale of fixed assets                                               28             --
                                                                          ----------     ----------

    Cash used for investing activities                                        (1,109)        (1,440)
                                                                          ----------     ----------

Cash flows from financing activities:
 Bank line of credit:
  Borrowings                                                                  36,930         21,240
  Repayments                                                                 (30,210)       (20,060)
 Long-term debt:
  Borrowings                                                                      --          2,313
  Repayments                                                                    (718)          (566)
 Advances to related parties under notes receivable                               --           (591)
 Payment of distributions to stockholders                                     (2,420)        (1,071)
 Offering expenses paid                                                         (689)            --
                                                                          ----------     ----------

    Cash provided by financing activities                                      2,893          1,265
                                                                          ----------     ----------

    Decrease in cash                                                            (262)           (55)

Cash, beginning of period                                                        977            489
                                                                          ----------     ----------

Cash, end of period                                                       $      715     $      434
                                                                          ----------     ----------
                                                                          ----------     ----------

     The accompanying notes are an integral part of these financial statements.

                                    TRACK 'N TRAIL
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES:

     BACKGROUND

     Track 'n Trail, a Delaware corporation (Company), is the successor to businesses formerly conducted by Track 'n Trail, a California corporation (Track 'n Trail-California) and its subsidiary, Overland Management Corporation (Overland). In connection with the formation of the Company, the Company issued an aggregate of 40,816 shares of its common stock to existing stockholders of Track 'n Trail-California. As described in Note 4, a reorganization of Track 'n Trail-California (the Reorganization) was effected on October 7, 1997, in which the Track 'n Trail-California stockholders exchanged 100% of their Track 'n Trail-California common stock for 4,107,608 shares of the Company's common stock, inclusive of the 40,816 shares of the Company's common stock issued upon formation. The Reorganization, which will be accounted for in a manner similar to a pooling-of-interests, was accomplished in an exchange of one share of Track 'n Trail-California common stock for approximately 100 shares of the Company's
common stock.   In connection with the Reorganization, all of the common stock of Overland was transferred to the Company in the form of a dividend resulting in the predecessor businesses being wholly owned subsidiaries of the Company. The accompanying financial statements reflect, for all periods presented, the capital structure and number of shares outstanding as a result of the Reorganization.

     INTERIM RESULTS (UNAUDITED)

     The accompanying balance sheet as of September 27, 1997 and the statements of operations and cash flows for the 39- and 13-week periods ended September 28, 1996 and September 27, 1997 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-23195).

     PRO FORMA INFORMATION (UNAUDITED)

     The pro forma balance sheet reflects adjustments to give effect as of September 27, 1997, to events occurring in October 1997, as described in Note 4, including (i) recording deferred tax assets of approximately $1.2 million arising from the conversion of Track 'n Trail-California from an S corporation to a C corporation upon the Reorganization, (ii) declaration of a $6.4 million distribution (the Distribution) which was designed to constitute substantially all remaining undistributed S corporation earnings of Track 'n Trail-California immediately prior to the Reorganization, (iii) receipt by the Company of net proceeds of approximately $25.2 million from the initial public offering (the Offering), net of underwriting discounts and Offering expenses, (iv) payment of the Distribution from the proceeds of the Offering, (v) repayment of indebtedness which had terms requiring repayment upon the Offering amounting to $17.1 million at September 27, 1997 ($17.7 million at the Offering), and (vi) compensation of $59,000, offset by a related deferred income tax asset of $24,000, relating to stock options that vested upon the Offering in accordance with the terms of the Stock Option Plan.

     Pro forma net income has been computed to include a provision for income taxes at an effective tax rate of 40.0% representing management's estimate of the effective tax rate as if the Reorganization had been in effect and the Company had been a C corporation for all periods presented.

     Pro forma net income per common and common equivalent share (unaudited) for the 39- and 13-week periods ended September 27, 1997, have been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding (using the treasury stock method and the initial public offering price) after giving retroactive effect to (i) a change in the number of outstanding shares effected by the Reorganization, (ii) common stock options issued during the 12-month period preceding the Offering computed under the treasury stock method and (iii) the number of shares of common stock to be sold in the Offering, at the offering price, the proceeds of which would be necessary to pay the excess of S corporation distributions during the period from September 29, 1996 and thereafter until the consummation of the Offering over earnings during the 12-month period ended September 27, 1997.

     Historical net income per share information is not presented on the face of the consolidated statement of operations as such information is not meaningful. Historical primary and fully diluted net income per common and common equivalent share were $0.33 and $0.30 for the 39-week periods ended September 28, 1996 and September 27, 1997, respectively, and $0.35 for the 13-week periods ended September 27, 1997 and September 28, 1996, respectively, with weighted average shares outstanding of 4,768,155 and 4,765,690 for the 39-week periods ended September 28, 1996 and September 27, 1997, respectively, and 4,768,155 for the 13-week periods ended September 28, 1996 and September 27, 1997, respectively.

2.   INCOME TAXES:

     For the 39- and 13-week periods ended September 28, 1996 and September 27, 1997, the provision for income taxes consists of the amounts computed at management's estimate of the effective tax rate during the applicable portion of the related fiscal years. For the 39-week period ended September 27, 1997, the estimated effective rate takes into account the portion of the income (loss) that will be taxed as S corporation income (Track 'n Trail-California's federal and certain state income) and as C corporation income (Overland's federal and state income and a portion of Track 'n Trail-California's state income), and is adjusted by a nonrecurring deferred income tax benefit of $132,000 related to recording deferred tax assets upon the change in tax status of Track 'n Trail-California in certain states from that of an S corporation to a C corporation.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is as follows:


                                                                  THIRTY-NINE WEEKS ENDED
                                                                 ----------------------------
                                                                 SEPTEMBER 27,  SEPTEMBER 28,
                                                                    1997           1996
                                                                 ------------   -------------
                                                                  (UNAUDITED)    (UNAUDITED)
     Noncash investing and financing transactions:
       Acquisition of minority investor's interest in Overland:
        Purchase price, including acquisition costs              $  557,724     $       --
        Minority interest eliminated                                105,151             --
        Less debt issued in connection with the acquisition        (662,875)            --
                                                                 ----------     ----------

          Cash paid for acquisition                              $       --     $       --
                                                                 ----------     ----------
                                                                 ----------     ----------

  Distribution of notes receivable to stockholders               $       --     $1,660,000
                                                                 ----------     ----------
                                                                 ----------     ----------

       Cancellation of stock appreciation rights                      $  --     $  596,424
                                                                 ----------     ----------
                                                                 ----------     ----------

4.  SUBSEQUENT EVENTS:

    REORGANIZATION

    The Company is the successor to businesses formerly conducted by Track 'n Trail-California and its subsidiary, Overland. In October 1997, the Reorganization of Track 'n Trail-California was consummated (Note 1, Background). The Reorganization resulted in an increase of approximately 100 to one in the shares of common stock outstanding immediately before the Reorganization. Upon the effective date of the Reorganization, the Company had 4,107,608 shares of common stock outstanding. The Reorganization will be accounted for in a manner similar to a pooling of interests. Accordingly, all references to the number of common and common equivalent shares and to per share information in the consolidated financial statements have been adjusted to reflect the capital structure resulting from the Reorganization on a retroactive basis for all periods presented.

    Upon completion of the Reorganization, Track 'n Trail-California converted from an S corporation to a C corporation under provisions of the Internal Revenue Code and state statutes and, accordingly, became subject to federal and state income tax on all of its income. Upon termination of the S corporation election, deferred income taxes representing the net tax effect of differences between the Company's financial statement and tax bases in certain assets and liabilities as of the date of the conversion to a C corporation will become a net asset of the Company and will be included in the consolidated balance sheet with a corresponding non-recurring decrease in tax expense in the consolidated statement of operations as of the date of the Reorganization. Upon conversion from an S corporation to a C corporation, an increase in deferred tax assets, net, of $1,214,000 and a corresponding reduction of income tax expense will be recorded. Such deferred tax assets relate primarily to differences in the financial statement and tax bases of fixed assets and inventory and the effect of stock compensation plan deductions for accounting, but not tax, purposes.

    INITIAL PUBLIC OFFERING

    On October 16, 1997, the Company completed its initial public offering of its common stock. In connection with the Offering, the Company issued 2,727,272 shares of common stock and received net proceeds of approximately $25.2 million, net of underwriting discounts and offering expenses.

    Upon closing of the Offering, the Company's nonqualified and incentive stock options vested, resulting in a non-cash compensation charge reducing net income by approximately $35,000, after netting the related income tax effect of $24,000.

    Certain notes payable, which had an aggregate balance of approximately $17.1 million at September 27, 1997 ($17.7 million at the Offering), became due and payable upon closing of the Offering. The Company used a portion of its proceeds of the Offering to retire these obligations.

    Between September 27, 1997 and the closing of the Offering, Track 'n Trail-California declared distributions aggregating $6,400,000, representing management's estimate of substantially all previously undistributed accumulated S corporation earnings remaining at the date of the Reorganization. Such distributions were paid from a portion of the Company's proceeds from the Offering.

    In connection with the Reorganization and the Offering, the S corporation elections of Track 'n Trail-California and the Company, respectively, were terminated under circumstances under which income to be reported by the Company and Track 'n Trail-California for their respective terminated S corporation taxable years will be determined utilizing a "closing of the books" method.

    STOCK OPTION AND PURCHASE PLANS

    STOCK OPTION PLAN. Effective upon the Reorganization, the Company assumed the 1996 Stock Option Plan of Track 'n Trail-California (the Plan) and amended and restated the Plan, effective as of the date of the Offering. Upon the Reorganization, options to purchase shares of the Company's common stock were exchanged for all stock options then outstanding pursuant to the Plan to purchase shares of the common stock of Track 'n Trail-California. The terms and conditions of the options exchanged were equivalent. A total of 1,055,735 shares of common stock are reserved for issuance under the Plan.

    EMPLOYEE STOCK PURCHASE PLAN. The Company adopted the Employee Stock Purchase Plan (the Purchase Plan) effective as of the closing of the Offering. The Purchase Plan covers an aggregate of 150,000 shares of common stock and is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code.

    COMMITTED REVOLVING LINE OF CREDIT

    Effective upon the consummation of the Offering, the Company obtained a two-year, $10.0 million revolving line of credit from a bank. The line of credit bears interest, at the option of the Company, at either the bank's reference rate (8.5% at September 27, 1997) or LIBOR (5.66% at September 27,
1997) plus 2.0%, and is collateralized by all of the assets of the Company. Of the total amount available under the line, up to $1.5 million may be allocated to letters of credit. Under the terms of the related agreement, advances under the line are limited to a percentage of eligible inventory, and the Company is required to meet certain financial covenants.

PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT. In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Factors that could cause or contribute to such differences include those discussed below. These and other risks and uncertainties related to the business are described in detail in the Company's Registration Statement on Form S-1 (File No. 333-23195) under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the Company), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality casual, outdoor and adventure footwear. As of September 27, 1997, the Company operated 100 Track 'n Trail stores and 36 Overland Trading stores in 24 states.

    In October 1996, the Company obtained 33 Overland Trading stores by acquiring control of Overland Management Corporation (Overland). Due to the then-existing prohibition against an S corporation owning 80% or more of a subsidiary's stock, the Company initially purchased 79% of Overland's common stock, while the Company's then-existing stockholders personally acquired the remaining 21%. Following legislative changes to the S corporation rules, the Company acquired the remaining 21% effective at the beginning of fiscal 1997, and assumed such stockholders' pro rata portion of the notes issued to the prior owners of Overland. In connection with the acquisition, which was accounted for under the purchase method of accounting, $3.3 million was allocated to goodwill. Since the Overland acquisition, the Company has opened an additional three Overland Trading stores. The indebtedness that the Company issued or guaranteed in connection with the acquisition was repaid in full from a portion of the net proceeds of the Company's initial public offering (the Offering), which was consummated in October 1997.

    Pursuant to a reorganization effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation (Track 'n Trail-California), and Overland. See notes 1 and 4 of Notes to Consolidated Financial Statements.

    Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal period. The Company's comparable store net sales grew 2.0% in the first 39 weeks of fiscal 1997, excluding the acquired Overland Trading stores. Had the Overland Trading stores acquired by the Company on October 25, 1996 been included in the Company's comparable store net sales comparison since the acquisition, comparable store net sales would have grown by 0.3% in the first 39 weeks of 1997.

    Track 'n Trail-California was treated as an S corporation for federal and certain state income tax purposes from June 28, 1992, until its S corporation status terminated as a result of the Reorganization on October 7, 1997 (the Termination Date). As a result, the earnings of Track 'n Trail-California during such period were taxed, with certain exceptions, directly to the stockholders of Track 'n Trail-California rather than to Track 'n Trail-California. Thereafter, Track 'n Trail-California has been subject to state and federal income taxes as a C corporation, and all references to net income in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented as if Track 'n Trail-California had been subject to income taxes at a combined state and federal income tax rate of 40.0%.

 RESULTS OF OPERATIONS

    The following discussions compare the Company's results of operations for the 13 weeks and 39 weeks ended September 27, 1997, with its results for the comparable periods in the prior year. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

    NET SALES

    Net sales were $24.8 million for the 13 weeks ended September 27, 1997, an increase of $8.2 million, or 49.3%, over the $16.6 million in net sales for the comparable period in the prior year. The 36 Overland Trading stores accounted for $6.3 million or 76.9% of the increase in net sales. A comparable store net sales increase of 1.2% for the Track 'n Trail stores contributed $179,000 to the net sales gain, while the six Track 'n Trail stores opened in the first 39 weeks of 1997 contributed $709,000 in net sales. The remaining increase in net sales of $1.0 million is primarily attributable to stores opened in fiscal 1996.

    GROSS PROFIT

    Gross profit was $11.8 million for the 13 weeks ended September 27, 1997, an increase of $3.8 million, or 47.2%, over the $8.0 million gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 47.6% for the 13 weeks ended September 27, 1997 from 48.3% in the comparable period in the prior year. Gross profit at the Track 'n Trail stores for the 13 weeks ended September 27, 1997 was 48.2% of net sales. Overland's gross profit for the 13 weeks ended September 27, 1997 was $2.9 million, or 45.9% of net sales, which had a negative impact on the consolidated gross profit as a percentage of net sales for the 13 weeks ended September 27, 1997. Overland's gross profit percentage decreased from 47.5% in the comparable period in the prior year due primarily to audit adjustments being recorded by Overland's prior management in conjunction with their annual audit at August 3, 1996.

    SELLING AND MARKETING EXPENSES

    Selling and marketing expenses were $7.8 million for the 13 weeks ended September 27, 1997, an increase of $2.8 million, or 55.3%, over the comparable period in the prior year. Overland accounted for $2.1 million of the increase. The remaining $707,000 of the increase is primarily attributable to the 17 Track 'n Trail stores opened in 1996 and the six Track 'n Trail stores opened in 1997 which were not open for the full comparable period in the prior year. As a percentage of net sales, selling and marketing expenses increased to 31.5% in the 13 weeks ended September 27, 1997 from 30.2% in the comparable period in 1996, primarily as a result of higher operating expenses as a percentage of net sales at Overland, which were 32.9% of Overland's net sales in the 1997 period. As a percentage of net sales, selling and marketing expenses at the Track 'n Trail stores increased slightly to 31.0% in the 13 weeks ended September 27, 1997 from 30.2% in the comparable period in 1996, primarily due to the timing of new store openings.

    ADMINISTRATIVE AND DISTRIBUTION EXPENSES

    Administrative and distribution expenses were $1.8 million for the 13 weeks ended September 27, 1997, an increase of $626,000, or 54.4%, over the $1.2 million recorded in the comparable period in 1996. Overland accounted for $435,000 of the increase. The remaining $191,000 of the increase is attributable to increases in the Track 'n Trail staff and associated expenses as a result of the Company's expansion. As a percentage of net sales, administrative and distribution expenses increased to 7.2% from 6.9% in the comparable period of 1996.

    INTEREST EXPENSE

    Interest expense increased to $440,000, or 1.8% of net sales, for the 13 weeks ended September 27, 1997, from $146,000, or 0.9% of net sales, in the comparable period in 1996. This $294,000 increase was primarily attributable to $168,000 of interest on the debt incurred in connection with the Overland acquisition, and $87,000 of interest on Overland's borrowings under its line of credit.

    NET INCOME

    The Company's net income for the 13 weeks ended September 27, 1997 was $1.1 million, an increase of $66,000 over the net income of $1.0 million in the comparable period in 1996.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996

    NET SALES

    Net sales were $62.3 million for the 39 weeks ended September 27, 1997, an increase of $22.4 million, or 56.2%, over the $39.9 million in net sales for the comparable period in the prior year. The 36 Overland Trading stores accounted for $16.4 million or 73.0% of the increase in net sales. A comparable store net sales increase of 2.0% for the Track 'n Trail stores contributed $725,000 to the net sales gain, while the six Track 'n Trail stores opened in the first 39 weeks of 1997 contributed $1.2 million in net sales. The remaining increase in net sales of $4.1 million is primarily attributable to stores opened in fiscal 1996.

    GROSS PROFIT

    Gross profit was $29.9 million for the 39 weeks ended September 27, 1997, an increase of $10.6 million, or 55.2%, over the $19.3 million gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 48.0% for the 39 weeks ended September 27, 1997 from 48.3% in the comparable period in the prior year. Gross profit at the Track 'n Trail stores for the 39 weeks ended September 27, 1997 was 48.6% of net sales, a 0.3% margin improvement over the 48.3% gross profit, as a percentage of net sales in the 39 weeks ended September 28, 1996. This increase was primarily attributable to enhanced cumulative markups and lower markdowns. Overland's gross profit for the 39 weeks ended September 27, 1997 was $7.6 million, or 46.2% of net sales, which had a negative impact on the consolidated gross profit as a percentage of net sales for the 39 weeks ended September 27, 1997. The level of gross profit as a percentage of net sales realized at the Overland Trading stores represented an improvement over the 42.2% gross profit margin recorded by Overland under previous management in the comparable period in 1996. This improvement was due, in part, to increased purchasing economies of scale after the acquisition of Overland. Management also believes that liquidity problems at Overland contributed to Overland's lower gross profit margin in the comparable period in 1996.

    SELLING AND MARKETING EXPENSES

    Selling and marketing expenses were $22.3 million for the 39 weeks ended September 27, 1997, an increase of $8.5 million, or 61.6%, over the comparable period in the prior year. Overland accounted for $6.1 million of the increase. The remaining $2.4 million of the increase is primarily attributable to the 17 Track 'n Trail stores opened in 1996 and the six Track 'n Trail stores opened in 1997 which were not open for the full comparable period in the prior year. As a percentage of net sales, selling and marketing expenses increased to 35.8% in the 39 weeks ended September 27, 1997 from 34.6% in the comparable period in 1996, primarily as a result of higher operating expenses as a percentage of net sales at Overland, which were 37.2% of Overland's net sales in the 1997 period. As a percentage of net sales, selling and marketing expenses at Track 'n Trail stores increased slightly to 35.3% in the 39 weeks ended September 27, 1997 from 34.6% in the comparable period in 1996, primarily due to the timing of new store openings.

    ADMINISTRATIVE AND DISTRIBUTION EXPENSES

    Administrative and distribution expenses were $5.2 million for the 39 weeks ended September 27, 1997, an increase of $1.8 million, or 50.6%, over the $3.5 million recorded in the comparable period in 1996. Overland accounted for $1.4 million of the increase. The remaining $362,000 increase is attributable to increases in the Track 'n Trail-California staff and associated expenses as a result of the Company's expansion. As a percentage of net sales, administrative and distribution expenses decreased to 8.4% from 8.7% in the comparable period of 1996. In the absence of the Overland acquisition, administrative and distribution expenses would have been 8.3% of Track 'n Trail's net sales, down from the 8.7% experienced in the comparable period in 1996, as a result of spreading such expenses over a larger revenue base.

    INTEREST EXPENSE

    Interest expense increased to $1.2 million, or 1.9% of net sales, for the 39 weeks ended September 27, 1997, from $386,000, or 1.0% of net sales, in the comparable period in 1996. This $784,000 increase was primarily attributable to $501,000 of interest on the debt incurred in connection with the Overland acquisition (all of which was repaid in October 1997), and $170,000 of interest on Overland's borrowings under its line of credit.

    NET INCOME

    The Company's net income for the 39 weeks ended September 27, 1997 was $719,000, a decrease of $257,000 from the net income of $976,000 in the comparable period in 1996. The decrease was more than accounted for by the net loss of $363,000 attributable to Overland. Excluding such loss, the Company would have realized net income of $1.1 million for the 39 weeks ended September 27, 1997, which would have represented a $106,000 improvement over the comparable period in 1996. The $363,000 net loss attributable to Overland in the 39 weeks ended September 27, 1997 compares to a net loss of $334,000 for the comparable period in 1996 under previous management. This increase in Overland's net loss is explained by interest costs of $501,000 incurred during 1997 as a result of the Overland acquisition net of the effect of an improved gross margin and lower operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $766,000 in working capital as of September 27, 1997, compared to $9.4 million at the end of fiscal 1996. This decrease of $8.7 million in working capital resulted from the reclassification to current maturities of the Union Bank note and the debt incurred in conjunction with the Overland acquisition, which have since been paid from a portion of the proceeds of the Offering. Had these amounts not become current, working capital would have increased by $218,000. The Company's capital requirements relate primarily to working capital and the build-out of new stores. The Company's working capital needs should increase significantly in the fourth quarter of 1997 due to increases in inventory in advance of the holiday selling season, payments coming due for back-to-school merchandise and construction payments on third-quarter store build-outs. In addition, the Company requires incremental working capital to stock each new store upon opening. The Company expects to open approximately 12 new stores in the fourth quarter, a significant increase over the eight stores opened during the first 39 weeks of 1997. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first-quarter inventory levels, typically reduce working capital needs in the first quarter.

    Capital expenditures were $1.1 million for the 39 weeks ended September 27, 1997. Expenditures in the first 39 weeks of fiscal 1997 were primarily for the build-out of eight new stores as well as the completion of three stores opened in 1996. The Company estimates capital expenditures for the remainder of the year to be $1.4 million for the construction of approximately 12 new stores.

    Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its Revolving Loan Agreement. Net cash used by operating activities for the 39 weeks ended September 27, 1997 was $2.0 million. Net cash used or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable.

    Financing activities provided cash of $2.9 million for the 39 weeks ended September 27, 1997, attributable to additional borrowings under the Revolving Loan Agreement to fund increased working capital requirements as a result of the larger store base. Cash was used in financing activities primarily for distributions to stockholders and repayment of long-term debt, primarily financed by borrowings under the Company's Revolving Loan Agreement. The Company historically paid distributions to its stockholders as a result of the Company's prior status as an S corporation. During the first 39 weeks of fiscal 1997, the Company made S corporation distributions to its stockholders of $2.4 million. Prior to the Termination Date, Track 'n Trail-California declared the $6.4 million Distribution to its then-existing stockholders (the Existing Stockholders), which was paid from a portion of the Company's proceeds from the Offering. On October 16, 1997 Track 'n Trail consummated its initial public offering which generated $25.2 million in net proceeds. The proceeds were utilized to repay all outstanding indebtedness under the Revolving Loan Agreement ($10.2 million), other debt totaling $7.5 million and the $6.4 million Distribution to the Existing Stockholders.

    In connection with the Offering, Track 'n Trail-California and Overland put into place a new two-year, $10.0 million revolving line of credit with Union Bank of California. This credit facility is guaranteed by the Company. The line of credit bears interest at the option of the Company at either the bank's reference rate or the London Inter-Bank Offered Rate plus 2.0%, and is collateralized by all of the Company's assets. Of the $10.0 million available under this facility, up to $1.5 million may be allocated to letters of credit with durations of up to 180 days. Advances under the revolving line of credit are limited to 50.0% of eligible inventory, subject to reduction by any amounts outstanding under letters of credit. The new credit facility prohibits the Company from paying dividends without the bank's consent and limits the Company's capital expenditures to $5.0 million in 1997, $8.0 million in 1998 and $10.0 million in 1999.

    Management believes that the net proceeds of the Offering, together with operating cash flow and borrowings under its credit facility, will be sufficient to complete the Company's fiscal 1997 and fiscal 1998 store expansion program and to satisfy the Company's other capital requirements through fiscal 1997 and fiscal 1998. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company anticipates that its operating results will fluctuate as a result of a number of factors, including seasonality, changes in pricing or promotion policies by the Company, its competitors or its suppliers, the availability and cost of merchandise, consumer acceptance of the products sold by the Company, and the number and timing of store openings and closures. The availability and cost of merchandise may, in turn, fluctuate due to a number of factors including changes in the Company's relationships with major suppliers, the Company's access to private label manufacturing capacity, foreign currency fluctuations and other risks associated with importing private label products from foreign countries.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d)       Use of Proceeds Information:

    Subsequent to the period covered by this report, the Company effected an initial public offering (the "Offering") of its Common Stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-23195) that was declared effective by the Securities and Exchange Commission on October 9, 1997. The Offering commenced on October 10, 1997. The closing of the Offering occurred on October 16, 1997 with respect to 2,727,272 shares of Common Stock offered by the Company. The managing underwriters of the Offering are BT Alex. Brown Incorporated, A.G. Edwards & Sons, Inc. and Ladenburg Thalmann & Co. Inc.

    The following table summarizes the number of shares of Common Stock and aggregate offering price of the shares registered for the account of the Company and the amount and aggregate offering price sold through the date of this report:

                                  For the account of the Company
----------------------------------------------------------------------------------------------------
                         Aggregate offering price                           Aggregate offering price
Amount registered          of amount registered           Amount sold           of amount sold
---------------------   -------------------------    --------------------   ------------------------
2,727,272                      $28,636,356                  2,727,272             $28,636,356


    The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of Common Stock by the Company in the Offering:


Gross proceeds:                                         $  28,636,356
                                                        -------------

Underwriting discounts and commissions:                     2,004,545
Finders' fees:                                                      0
Expenses paid to or for underwriters:                               0
Other expenses:                                             1,400,000(E)
                                                        -------------

Total expenses:                                             3,404,545(E)
                                                        -------------

Net proceeds:                                           $  25,231,811(E)
                                                        -------------
                                                        -------------

_________________
(E)  Estimated.

     The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed, through the date of this report:

Use of Proceeds                                                 Amount
---------------                                                 ------

Funding S corporation distribution by subsidiary(1):     $  6,400,000
Construction of plant, building and facilities:                     0
Purchase and installation of machinery and equipment:               0
Purchases of real estate:                                           0
Acquisition of other businesses:                                    0
Repayment of indebtedness:                               $ 17,660,293
Working capital:                                         $    485,645
Temporary investments(2):                                $    685,873

_________________
(1) Represents a payment to persons owning 10% or more of the Company's Common Stock. All other payments listed are to persons other than directors, officers, their associates, persons owning 10% or more of any class of the Company's equity securities, and affiliates of the Company.

(2)  Money market funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

                                    EXHIBIT INDEX


                                                                   Sequentially
Exhibit                                                              Numbered
Number         Description of Document                                 Page
------         -----------------------                             ------------

3.1*           Amended and Restated Certificate of Incorporation.. . . . .

3.2*           Amended and Restated Bylaws.. . . . . . . . . . . . . . . .

4.1*           Form of Common Stock Certificate. . . . . . . . . . . . . .

11.1           Statement of Computation of Earnings Per Share. . . . . . 17

27.1           Financial Data Schedule.. . . . . . . . . . . . . . . . . 18


_________________

* Incorporated herein by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-23195).


(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended September 27, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        TRACK 'N TRAIL



Date: November 6, 1997                  By:       /s/  Daniel J. Nahmens
                                             -----------------------------------
                                                     Daniel J. Nahmens
                                                Vice President-Finance and
                                               Chief Financial Officer and
                                               Treasurer (on behalf of the
                                             Registrant and as the Registrant's
                                                 Principal Financial and
                                                   Accounting Officer)