Form 10-K405
period 1997-12-27
TRACK N TRAIL INC
filed 1998-03-24
CIK 1029932

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                     FORM 10-K
(MARK ONE)
  /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                         OR
  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO ___________

                           COMMISSION FILE NUMBER 0-22359
                                  TRACK 'n TRAIL
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ---------------

          DELAWARE                                        91-1778085
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


        4961-A WINDPLAY DRIVE,
        EL DORADO HILLS, CALIFORNIA                           95762
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 933-4525
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $.01 PAR VALUE
                              (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).

     The aggregate market value of Common Stock held by non-affiliates of the registrant on March 16, 1998 was $21.2 million.

     On March 16, 1998 the registrant had 6,842,644 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                      PART I

ITEM 1. BUSINESS

     Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. The Company has increased its number of stores and net sales each year since inception. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation ("Track 'n Trail-California"), and Overland Management Corporation ("Overland"). The Company operates in a single business segment.

     As of December 27, 1997, the Company operated 150 stores in 29 states under the Track 'n Trail and Overland Trading names. All but three of the Company's stores are located in regional or super-regional shopping malls, concentrated in California, the Midwest and the Northeast. Each store offers a wide range of rugged walking and fashion casual shoes, sandals and boots, featuring brands such as Timberland, Dr. Martens, Birkenstock, Vans, Teva, Airwalk, Clarks, Ecco and Rockport.

     The Company targets middle to upper income consumers, with the Track 'n Trail stores focusing on consumers in the 15- to 40-year-old age group and the Overland Trading stores focusing on the 25- to 55-year-old age group. The Company markets to these two different customer segments through distinct merchandise assortments and store designs. The Track 'n Trail stores offer a merchandise selection that emphasizes fashionable, performance-oriented footwear and typically feature an all-glass front, often accented with rock fixtures, and earth-tone interiors reminiscent of an outdoor setting. The Company's Overland Trading stores are merchandised and designed to appeal to a slightly older and more conservative consumer, with a focus on traditional and comfort-oriented styles displayed in a contemporary, natural wood setting. Track 'n Trail stores average approximately 1,896 square feet in size, while the Overland Trading stores currently average approximately 1,423 square feet. As of December 27, 1997, the Company operated 113 Track 'n Trail stores in 28 states, and 37 Overland Trading stores in nine states, including the first Overland Trading store opened in California in September 1997.

     The Company obtained 33 Overland Trading stores by acquiring control of Overland on October 25, 1996. Overland generated net sales of approximately $23.8 million and total store contribution of approximately $2.4 million for the 12 months preceding the acquisition, under prior management. In addition to obtaining a distinct retail venue, by acquiring Overland the Company strengthened its presence in the northeastern United States. The Company also believes that the acquisition increases its purchasing power and negotiating position with suppliers and real estate developers, permits it to realize operational economies of scale, and increases the potential number of stores it can open in both existing and future markets.

OPERATING STRATEGIES

     The Company's goal is to become the premier destination specialty retailer of better casual, outdoor and adventure footwear. To accomplish its goal, the Company is pursuing the following operational strategies:

- BRAND NAME MERCHANDISE. Management believes that brand name identity is of paramount importance to its target customer in making footwear purchasing decisions. The Company focuses on carrying authentic, well-established brand names for each product category. For example, the Company offers the Timberland brand for quality hiking, work, performance and casual boots and shoes. For younger buyers of "alternative" footwear, the Company offers
     Dr. Martens, Vans, Simple and Airwalk shoes. The Company features the Ecco and Rockport brands in the walking shoe and rugged walking category and the Birkenstock brand in walking sandals. In the category of performance, water and active sandals, the Company offers the Teva brand. Management believes that each of the foregoing brands is recognized as one of the originals in the primary category of footwear it represents.

- CUSTOMER SERVICE AND CONVENIENCE. The Company is committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service. The Company believes that educating consumers about the features and benefits of its product offerings is a critical component of its success, and management considers its sales associates' knowledge of the Company's customers and products to be essential to its marketing approach and customer satisfaction. The Company's extensive employee training and development programs are designed to provide its field personnel with the knowledge and skills needed to understand and communicate the performance characteristics of the Company's merchandise, and to better serve its customers' needs.

- CAPITALIZE ON TWO DISTINCT DEMOGRAPHIC GROUPS. Management believes that the Company's distinct Track 'n Trail and Overland Trading retail concepts enable it to serve two diverse and rapidly growing demographic groups. Track 'n Trail stores are designed and merchandised to target 15- to 40-year-olds, while Overland Trading stores target 25- to 55-year-olds. Although the customer base of the two concepts overlaps to some extent, the Track 'n Trail concept is intended to focus more on active and performance-oriented lifestyles, which it believes are particularly popular with the fast-growing 15- to 24-year-old age group. Overland Trading stores are designed to appeal more to the large and growing 40- to 55-year-old age group. Management plans to differentiate the two retail concepts to a greater degree in malls in which the Company operates both concepts, and slightly less so in malls in which the Company operates only one store.

- FOCUSED MERCHANDISING STRATEGY. To tailor merchandise mix to individual stores' customer profiles, increase inventory efficiency and minimize lost sales due to out-of-stock occurrences, the Company analyzes detailed sales and inventory data generated by the Company's advanced information and distribution systems on a daily basis. The Company's systems, which feature automatic replenishment, point-of-sale ("POS") data collection and electronic data interchange ("EDI"), capture net sales and inventory data daily on a store-by-store basis for each stock keeping unit ("SKU").

- RECOGNIZE AND RESPOND TO CHANGING LIFESTYLE TRENDS. The Company strives to recognize and quickly respond to lifestyle trends that affect footwear customer preferences. Most recently, prevailing lifestyle trends that have affected footwear sales have included (i) the growth in alternative sports such as skate, wake and snow boarding, in-line skating and mountain biking as well as the footwear trends these sports have inspired, (ii) the movement to outdoor activities and to nature as evidenced by the resurgence of walking, hiking, biking, fly fishing and camping and (iii) the increased acceptance of casual dress for both work and social settings. Management believes that it has developed strong relationships with the primary suppliers of the more than 100 brand names that the Company carries. These relationships provide access to market information regarding emerging merchandise trends. Management believes that the breadth and strength of these relationships, together with the Company's focused merchandising strategy, provide the Company with the flexibility necessary to permit it to respond accurately and quickly to changing customer preferences.

- ESTABLISH COMPLEMENTARY PRIVATE LABEL BRANDS. The Company's brand strategy is complemented by its private label merchandise, which is marketed in several product categories under brand names including Forza-TM-, Mole-TM-, New Terrain-TM-, Nordic Trail-TM- and Coloma Trail-TM-. Private label merchandise, which represented approximately 10% of total net sales in fiscal 1997, has provided the Company with higher maintained gross margins than branded products. The Company's private label strategy is to offer merchandise with quality and features equal or superior to branded products at lower prices.

MERCHANDISING

     The Company's merchandising philosophy is to maintain a core group of basic styles while identifying and stocking emerging brands and styles. The Company avoids taking significant inventory risk on new items by carefully testing and monitoring their sales. The Company generally tests and monitors numerous new styles each year. Typically, a new style is tested initially in approximately ten stores. Successful new styles are then tested in 20 to 30 additional stores. After further evaluation, a new style may be rolled out to a broader segment of stores or system-wide. New styles are rolled out selectively, with attention to test results in particular regions or in stores known to serve a higher percentage of a certain demographic group. Each store typically carries 250 to 300 styles.

     Merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company's corporate offices. The Company's product purchasing is coordinated through a centralized merchandising department under the direction of its Executive Vice President--Merchandising. The merchandising department currently consists of 20 persons, including two merchandising managers, five buyers for the Track 'n Trail stores and two buyers for the Overland Trading stores. The Company's Track 'n Trail and Overland Trading buyers operate independently, allowing them to focus on their distinct customers' merchandise preferences and lifestyles. These buyers are supported by three stock analysts and six assistants, who manage the Company's computerized merchandise planning system and other systems personnel. Management also receives input from the Company's 20 district managers and three regional managers regarding local or regional factors relevant to merchandising decisions.

     The principal categories of footwear offered by Track 'n Trail and Overland Trading stores, and selected vendors for each, are summarized below:

MEN'S AND WOMEN'S FUNCTIONAL AND SPORT SPECIFIC FOOTWEAR

     Functional footwear designed to perform under adverse conditions or for a specific activity; includes Hiking and Approach Shoes and Boots, White Water Sandals, Field and Duty Footwear, Skate Boarding Shoes and Foul Weather Boots.

          SELECTED TRACK'N TRAIL VENDORS   SELECTED OVERLAND TRADING VENDORS

          Timberland                       Rockport
          Solomon                          Sperry
          Vasque                           Sorel
          Caterpillar                      Timberland
          Teva
          Etnies
          Vans
          Airwalk
          Columbia

MEN'S AND WOMEN'S CASUAL FOOTWEAR

     Casual footwear whose primary end use is as casual everyday footwear; includes Walking Shoes, Casual and Walking Sandals, Lightweight Casuals, Dress Casuals and Fashion Casuals.

           SELECTED TRACK'N TRAIL VENDORS   SELECTED OVERLAND TRADING VENDORS

           Birkenstocks                     Timberland
           Rockport                         Clarks
           Timberland                       Joseph Seibel
           Doc Marten                       H.H. Brown
           Born                             Rockport
           Simple                           Easentials
           Stegmann                         Bostonian

The following table sets forth the Company's merchandise assortment by category as a percentage of net sales for the periods shown:

                                                                Fiscal
                                                       ------------------------
                                                        1997     1996     1995
                                                        ----     ----     ----
 Men's and Women's Functional and Sport Specific
   Footwear.......................................        31%      32%      35%
 Men's and Women's Casual Footwear................        60       58       54
 Men's, Women's and Children's Slippers...........         1        2        2
 Children's Footwear..............................         1        1        2
 Shoe Care Products, Hosiery and Accessories......         7        7        7
                                                        ----     ----     ----
                                                        ----     ----     ----
                                                         100%     100%     100%
                                                        ----     ----     ----
                                                        ----     ----     ----

     Private label merchandise accounted for approximately 10% of the Company's net sales in fiscal 1997. The Company sells its private label merchandise under names such as Forza-TM-, New Terrain-TM-, Mole-TM-, Nordic Trail-TM- and Coloma Trail-TM-. The Company introduced private label merchandise at Overland Trading stores in fiscal 1997.

ACCESSORIES

     The Company also offers accessories, including socks and shoe care products such as sprays and polishes. Some of these accessories carry the same brand names as the shoes, boots and sandals sold by the Company, although most are supplied by different manufacturers than the Company's footwear suppliers. Accessories accounted for approximately 7.2% of net sales at the Track 'n Trail stores in fiscal 1997 and the Company has increased accessories sales to approximately 5.5% of Overland's net sales in fiscal 1997 (from less than 2% for the fiscal year ended August 3, 1996).

PURCHASING AND SOURCING

     The Company believes that its ability to buy in large quantities directly from suppliers helps it to plan merchandise flow effectively and to obtain competitive pricing and trade terms. Although the Company deals with approximately 100 vendors, a substantial portion of the Company's merchandise is provided by a limited number of brand name suppliers. The Company's ten largest suppliers accounted for approximately 70.3% of the Company's net sales in fiscal 1997. In fiscal 1997, Dr. Martens, Timberland and Birkenstock accounted for 19.3%, 15.7% and 7.9% of the Company's total net sales, respectively.

     The Company strives to build and maintain strong and interactive relationships with its major suppliers. Buyers meet regularly with major vendors to stay abreast of new product lines, new features and changes in styling direction. The Company frequently shares information with its vendors about market research, merchandising trends and the Company's goals. In addition, the Company has established EDI programs with most of its major suppliers in order to improve its inventory efficiency. The Company develops and transmits purchase orders through its EDI links, and receives information about order status, delivery times and pricing. These programs thus permit more rapid merchandise replenishment and faster inventory turns. The Company believes that its relationships with major suppliers improve its ability to obtain desired styles and give the Company flexibility to adjust to shifting market demand for different vendors' products from season to season. In an effort to secure appropriate quantities of items in high demand, the Company advises its major vendors of its forecasted needs approximately six to 12 months in advance. However, the Company has no long-term purchase contracts or other contractual assurances of continued supply or pricing with any of its suppliers. See "Risk Factors".

     Most private label products are sourced from the Far East (primarily China, Taiwan and South Korea) and Europe (primarily Spain, Italy and Portugal). The Company's Product Development Manager is responsible for identifying developing styles for private label manufacture, arranging for product design and locating manufacturers with the assistance of local agents. The Company actively seeks advantageous sourcing opportunities and works with a variety of manufacturers. During fiscal 1997, the Company relied on approximately 50 private label manufacturers. Generally, private label products are delivered to the Company approximately four to six months after initial order placement, with longer lead times for products manufactured in the Far East. Upon order, the Company typically posts an irrevocable letter of credit in the amount of the purchase price. The Company has no long-term contracts with its manufacturing sources and competes with other companies for production facilities. See "Risk Factors".

STORE OPERATIONS

     The Company operated 150 stores as of December 27, 1997, all but three of which were located in regional or super-regional shopping malls. Each store typically carries 250 to 300 styles of footwear. Although all stores are integrated into the Company's inventory control, distribution and management information systems, Track 'n Trail and Overland Trading stores differ in format and decor because of their different targeted customer bases.

TRACK 'N TRAIL STORE FORMAT

     The Track 'n Trail storefront design typically features an all glass 20- to 30-foot front, enabling customers to view featured products on display as well as the extensive product assortment available inside the store. The edges of the storefront are often accented with rock fixtures that are a signature element in the Track 'n Trail design theme. Product display fixtures at several stores are designed to represent rock formations, which may also be incorporated into customer seating fixtures and waterfall display pieces. The store interiors feature natural-tone walls, accent trim, furniture and fixtures. Floor coverings are natural wood or soft earth-tone carpeting, and often include colorful murals depicting outdoor scenes, providing an environment that is both aesthetically pleasing and complementary to the product displays. Each style of footwear is displayed by category, such as hiking boots or sandals. Merchandise is typically featured on rock displays or fixtures along the walls of the stores, with product categories indicated by an overhead sign. Track 'n Trail stores average approximately 1,896 square feet in size, of which 40% to 60% is devoted to the sales floor.

OVERLAND TRADING STORE FORMAT

          Overland Trading stores generally feature interiors that are well lighted, open and inviting. Most stores have two display windows in which a representative collection of merchandise is presented. Store furnishings are constructed of high-quality light woods that contrast against the rich, emerald green floor coverings. Management believes that the Overland Trading stores' more traditional environment conveys the high quality of merchandise and service sought by the Overland Trading concept's more mature target consumer. The Overland Trading merchandising approach focuses on the high-quality brands carried. Each major brand is housed as a "collection" in a distinct wall section, which is delineated by architectural elements and by a distinctive, back-lit overhead sign carrying the vendor's logo. For example, men's Timberland footwear is presented as a collection within a defined wall section, with a back-lit Timberland sign overhead. Overland Trading stores have sales floors similar in size to those at Track 'n Trail stores, but have smaller stockrooms. The Company plans to incorporate larger stockrooms in future Overland Trading stores in order to minimize missed sales opportunities due to shortages of high-demand products. Overland Trading stores average approximately 1,423 square feet in size, of which 40% to 60% is devoted to the sales floor.

 OUTLET STORES

          The Company consolidates older or slow-moving merchandise to three outlet stores for additional or final markdown. Inventory transfers are initiated by the merchandising department and are effected directly between the retail store and the outlet store. The Company's Track 'n Trail outlet stores currently feature a contemporary "industrial" decor, and utilize industrial equipment throughout as props and fixtures. The Company also operates an Overland Trading outlet store. The Company is currently evaluating the merchandising, format and interiors of its outlet stores.

 STORE MANAGEMENT AND COMPENSATION

     The Company's Vice President-Stores, three regional managers and 20 district managers visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the merchandise presentation. Each store has a store manager who is responsible for supervision and overall operations, two to three assistant managers and approximately four to eight sales associates, most of whom work part-time.

     The regional, district and store managers receive fixed salaries and are eligible for incentive bonuses, primarily based on their achievement of the goals stated in the Company's Management by Objective ("MBO") program. The MBO program focuses on reviewing, managing and improving three key objectives: net sales, selling cost and inventory shrinkage. All field incentive compensation programs are based upon goals within these three key objectives. To support the MBO program, the Company has developed an appraisal system to monitor each store's performance on a monthly and quarterly basis. Each appraisal focuses on a store's performance in a key compliance area such as customer service, visual presentation, store operations or loss prevention, to support performance in the three key MBO objectives. The Company also monitors many other store-level variables from its corporate offices, including refund levels, register variances, telephone bills and similar items.

     The Company intends for store employees to focus a substantial portion of their efforts on customer service. As a consequence, the Company has centralized as many administrative functions as possible, including buying, development of in-store merchandising displays, inventory allocation, human resources and accounting functions, at its El Dorado Hills, California corporate offices.

 CUSTOMER SERVICE

     The Company is committed to achieving customer satisfaction and to building a loyal customer base by providing a high level of knowledgeable, attentive and personalized customer service. The Company believes that educating consumers about the features and benefits of its product offerings is a critical component of its success, and management considers its sales associates' knowledge of the Company's customers and products to be essential to its marketing approach and customer satisfaction.

     To develop knowledgeable, responsive sales associates, the Company has devoted significant resources to developing and implementing employee development and incentive programs. All store employees receive extensive training on merchandise features, benefits and technology, as well as customer relations and selling skills. The training program focuses on "six steps" to achieve sales and customer satisfaction: greeting the customer; assessing his or her needs; exceeding customer expectations; overcoming objections; suggestive selling; and closing the sale. In addition to training from the store manager, each employee attends regional product information seminars, receives in-store training through vendor presentations and vendor-supplied videotapes, and is required to complete a formal, written training program. Store managers are also required to complete a 12-week training program, during which they are instructed in the technical aspects of footwear, management skills and employee relations. To provide managers with hands-on training, new store and district managers are typically required to work alongside individuals in comparable positions for two to three weeks before they are asked to perform their duties without direct supervision. Managers also attend a minimum of three management training meetings per year. Supplemental product information bulletins are distributed frequently from the Company's corporate offices to educate store managers and sales associates about new products as they are introduced. The Company also employs an independent agency to send unidentified "mystery shoppers" to Company stores, and to report on the service provided to these shoppers by store personnel. The Company also monitors the level of customer service on an ongoing basis through various initiatives, such as telephone surveys.

STORE LOCATIONS

     The Company considers its ability to obtain attractive, high-traffic store locations to be a critical element of its business and a key factor in the Company's future growth and profitability. In determining new store locations, the Company considers regional and local economic conditions and household income data, mall locations, site locations within the mall, vacancy rates, sales per square foot, "anchor" tenant stores, tenant mix, consumer traffic, competition and occupancy, construction and other costs associated with opening a store. Site selection and lease negotiation are supervised by the Company's Vice President-Real Estate and senior management.

     The Company operated 150 stores in 29 states as of December 27, 1997, as set forth in the following table:

TRACK 'N TRAIL STORES

                                                   Current                                                      Current
 State                                              Stores      State                                            Stores
 -----                                              ------      -----                                            ------
 Alaska......................................            2      Minnesota.................................            2
 California..................................           27      Missouri..................................            1
 Colorado....................................            6      Nebraska..................................            1
 Connecticut.................................            3      Nevada....................................            1
 Georgia.....................................            1      New Hampshire.............................            2
 Idaho.......................................            1      New York..................................            7
 Illinois....................................            9      Ohio......................................            5
 Indiana.....................................            5      Oregon....................................            3
 Iowa........................................            1      Pennsylvania..............................            3
 Kentucky....................................            1      South Carolina............................            1
 Maine.......................................            1      Tennessee.................................            2
 Maryland....................................            1      Virginia..................................            3
 Massachusetts...............................            3      Washington................................            7
 Michigan....................................           10      Wisconsin.................................            4

OVERLAND TRADING STORES

                                                   Current                                                      Current
 State                                              Stores     State                                             Stores
 -----                                              ------     -----                                             ------
 California.................................            1      New York...................................           10
 Connecticut................................            2      Ohio.......................................            5
 Kentucky...................................            1      Pennsylvania...............................            2
 Massachusetts..............................            9      Virginia...................................            3
 New Jersey.................................            4

     The Company leases all of its stores. Initial lease terms of the Company's stores generally range from eight to ten years in duration without renewal options, ten-year leases being the most common. The leases generally provide for a fixed minimum rental plus a percentage of store sales in excess of a specified amount.

MARKETING

     The Company's policy is to price its merchandise competitively with department stores and specialty footwear retailers in the particular mall in which each Company store is located. The Company is primarily a full-price retailer, selling most merchandise at full retail prices. However, the Company conducts promotions that generally revolve around themes such as back-to-school, and holiday seasons. In addition, the Company promotes individual items as needed and consolidates seasonal and slow-moving merchandise into selected mall-based stores prior to consolidation into its three outlet format stores for liquidation.

     The Company relies primarily on mall traffic and the visual appeal of its stores to attract customers, and on the breadth of its product offering and the quality of its customer service to retain them. In-store promotions with point-of-purchase materials are also an important part of the Company's marketing strategy. The Company also takes advantage of advertising and promotional assistance from many of its suppliers, which takes the form of cooperative advertising programs, point-of-purchase materials, product training for employees and other programs. The Company spends very little on advertising, primarily contributing to mall merchant association funds which will advertise both the mall and individual stores within the mall.

DISTRIBUTION

     The Company believes that strong distribution support for its stores is a critical element in its strategy to maintain a low cost operating structure and to expand in the future. The Company receives approximately 85% of its merchandise at its central distribution center in El Dorado Hills, California, of which approximately two-thirds is distributed to Track 'n Trail stores and one-third is distributed to the Overland Trading stores. Other merchandise is drop-shipped from vendors directly to individual stores. The Overland Trading stores currently receive a higher proportion of drop-shipped merchandise than the Track 'n Trail stores. The Company intends to process an increasing percentage of Overland Trading merchandise through its central distribution center, as it expands the stockroom capacity of future Overland Trading stores.

     The central distribution center is operated primarily as a "cross-docking" facility rather than as a warehouse. The Company attempts to retain minimal inventory at this facility, although it will occasionally back-stock high-demand items that are expected to be in short supply and inventory for peak seasonal needs. The central distribution center has multi-access docks, enabling the Company to receive and ship simultaneously and to pack separate trailers for shipments to different regions of the country at the same time.

     Upon receipt at the central distribution center, merchandise is inspected, recorded in the Company's MIS system, allocated to stores by the system's automatic replenishment function, price tagged and repackaged for distribution (to the extent it was not prepared and pre-ticketed by the vendor according to individual store). Merchandise is typically shipped via common carrier from the central distribution center to the various stores once a week, or as needed during peak seasonal periods.

MANAGEMENT INFORMATION SYSTEMS

     The Company has a computerized management information system that includes a network of terminals at the corporate offices to support management decision making, along with PC-based POS computers at the stores that are connected via modem to the computers at the corporate offices. Each store's POS system accumulates detailed sales transaction data that is polled by the Company's main system nightly and reviewed by management each day. The system's perpetual inventory feature enables the Company's buyers to review and analyze daily the inventory levels at each individual store by department, class and SKU in order to replenish fast-selling items on a timely basis. The system also includes an automated replenishment system for core products that orders replacement stock of such products based on factors such as current sales trends or store inventory levels. The minimal inventory that is maintained at the Company's central distribution center is also managed through daily inventory management reports. During fiscal 1996, the Company upgraded the computer hardware at its corporate offices to accommodate its presently anticipated growth. The Company completed the integration of the Overland Trading stores into its management information system in January 1997.

COMPETITION

     The business in which the Company is engaged is highly competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear stores and traditional shoe stores. Some of these stores are owned or franchised by major suppliers of the Company. Many of the stores with which the Company competes are units of large national and regional chains that have substantially greater financial and other resources than the Company. To a lesser extent, the Company competes with mail order retailers. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a store.

     The Company believes that it has been able to compete favorably with its competitors by operating attractive, well-stocked stores in high retail traffic areas, offering competitive prices and providing knowledgeable and courteous customer service. The Company seeks to provide competitive pricing by effectively mixing high profile, brand name merchandise with private label merchandise and opportunistic purchases of other brand name merchandise, and by controlling both store and administrative expenses.

EMPLOYEES

     As of December 27, 1997, the Company had approximately 500 full-time employees and 670 part-time employees, none of whom is represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. The Company considers its relationship with its employees to be good and has not experienced any interruptions of operations due to labor disagreements.

RISK FACTORS

     THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION,
FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

RISKS ASSOCIATED WITH EXPANSION

     The Company's continued growth will depend largely upon the Company's ability to open or acquire new stores in a timely manner and to operate them profitably. The Company opened 22 stores in fiscal 1997, and presently anticipates opening a substantial number of stores in fiscal 1998. The success of the Company's planned expansion will depend on many factors, including the Company's ability to secure suitable store sites on satisfactory leasing terms and to complete any necessary construction or refurbishment of these sites, the hiring, training and retention of qualified managers and other personnel and the successful integration of new stores into existing operations. No assurance can be given that the Company will be able to expand as planned in fiscal 1998 or any future period, that new stores will achieve results similar to those achieved at prior locations, or that the Company will be able to manage any future growth successfully. Because the Company's business is highly seasonal, any delays in store openings past peak selling periods could significantly reduce the new stores' near-term contribution to total net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON MAJOR SUPPLIERS

     The Company's business depends to a significant degree upon its ability to obtain timely and plentiful shipments of brand name merchandise at competitive prices. In fiscal 1997, the Company's ten largest suppliers accounted for approximately 70.3% of its net sales. The extent to which the Company is dependent upon any particular supplier varies from season to season. The Company does not have any long-term supply agreements or other contractual assurances of continued supply, pricing or access to new products. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable trade terms than the Company currently enjoys. The Company has occasionally received allocations of merchandise from vendors, particularly merchandise in high demand by many footwear retailers, that are insufficient to meet the Company's desired inventory levels of such merchandise. There can be no assurance that the Company will receive its desired levels of such merchandise in the future. The Company's business is also affected by its suppliers' ability to manufacture and deliver merchandise in a timely and cost-effective manner, which depends upon a number of factors beyond the Company's control, including fluctuations in currency exchange rates, trade barriers, and economic, labor and political conditions in the countries in which the Company's vendors have manufacturing operations. In particular, a significant deterioration in China's trade relationship with the United States could adversely affect the supply and pricing of a substantial portion of the Company's merchandise.

UNCERTAINTIES IN MERCHANDISE TRENDS

     The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business, financial condition and results of operations. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, shortages of styles in high demand, lower net sales, additional markdowns and lower margins, which would have a material adverse effect on the Company's results of operations and financial condition.

DEPENDENCE ON MALL TRAFFIC

     All but three of the Company's stores are located in regional or super-regional shopping malls. The Company's net sales are derived, in large part, from the volume of traffic in these malls, particularly because the Company does little independent advertising to attract customers. The Company therefore depends upon the ability of mall "anchor" tenants and other mall attractions to generate consumer traffic in the vicinity of the Company's stores, as well as the continuing popularity of malls as shopping destinations. Mall traffic and the Company's net sales and profitability may be adversely affected by "anchor" tenants or declines in the desirability of the shopping environment in a particular mall. As with other specialty footwear retailers, the Company's business is also subject to general economic conditions, including the possibility of a nationwide recession, consumer confidence and the level of consumer spending.

SEASONALITY

     The Company's business is highly seasonal. The Company typically incurs losses in the first three months of each fiscal year and recorded a larger loss in the first three months of fiscal 1997 than in the first three months of fiscal 1996, due to the operating loss and interest expense associated with the Overland acquisition. The Company derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. In anticipation of increased net sales activity during these periods, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees. A slowdown in sales during these peak periods will tend to have a particularly pronounced effect on the Company's results of operations. For example, the Company's fiscal 1997 results were negatively affected by slower than expected Christmas sales. In addition, as a result of this seasonality, the Company's working capital needs are greatest in October and early November, and late in the first quarter of each fiscal year. The Company's net sales are also affected by weather patterns, particularly during the Spring and Fall selling seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

     The retail footwear business is intensely competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear stores and traditional shoe stores. Some of these stores are owned or franchised by the Company's footwear suppliers. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater financial and other resources than the Company. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a presence. To a lesser extent, the Company also competes with mail order retailers. A significant change in price, level of promotion or other strategies by the Company's competitors could have a material adverse effect on the Company's results of operations. See "Business--Competition."

UNCERTAINTIES ASSOCIATED WITH PRIVATE LABEL SOURCING

     Private label products accounted for approximately 10% of net sales in fiscal 1997. The Company has no long-term contracts with its private label manufacturing sources and competes with other companies for production facilities. In addition, the Company's private label products may experience higher mark-downs than branded products, because they require longer lead times and must be ordered in larger volumes, and because the Company is typically unable to return private label product to its manufacturers. There can be no assurance that the foregoing factors will not disrupt the Company's supply of private label goods or otherwise adversely impact the Company's operations in the future. See "Business--Purchasing and Sourcing."

INTERNATIONAL PURCHASING RISKS

     Substantially all of the Company's private label manufacturers are located outside of the United States. Accordingly, the Company is subject to the risks typically associated with an import business, including unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. The Company has not, to date, been materially affected by any such risk, but there can be no assurance that such risks will not adversely impact the Company's operations in the future. See "Business--Purchasing and Sourcing."

POTENTIAL FOREIGN CURRENCY FLUCTUATIONS

     Because a portion of the Company's purchases of private label goods are denominated in foreign currencies, the Company's operating results are subject to fluctuations in the exchange rates between such currencies and the U.S. dollar. The Company has not typically engaged in hedging transactions designed to manage currency fluctuation risks. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's future operating results or financial condition. See "Business--Purchasing and Sourcing."

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company's business strategy includes expanding through acquisitions, as well as through new store openings. No assurance can be given that any acquisition by the Company will occur, or that any such acquisition will enhance the Company's results of operations. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the diversion of management's attention, uncertainties associated with operating stores in new markets and the potential loss of the acquired company's key employees. Acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, potential reductions in income due to losses incurred by the acquired business and increased amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's financial condition and results of operations.

CONTROL BY CERTAIN STOCKHOLDERS

     David L. Suechting, Jr., the Company's Chairman of the Board, Barbara Suechting, a director of the Company, and Deborah Suechting (the "Pre-Offering Stockholders") in the aggregate own beneficially approximately 60% of the Company's outstanding shares of Common Stock. As a result, the Pre-Offering Stockholders, acting together, are able to control all matters requiring approval by the stockholders of the Company, including the election of the Board of Directors.

FUTURE CAPITAL NEEDS

     The Company expects that anticipated cash flow from operations and anticipated borrowings under a new credit facility will satisfy its cash requirements through fiscal 1998. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 1998, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and operating results. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any key man life insurance. The Company's recent growth, particularly as a result of the acquisition of Overland, has resulted in an increase in responsibilities for management personnel. The Company's ability to manage growth effectively will require it to continue to train, motivate and manage its employees, and to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

INTELLECTUAL PROPERTY

     Prior to being acquired by Track 'n Trail, Overland entered into an agreement with a third party for the exclusive use of the Overland Trading Company trademark in nine Midwestern states. The agreement prohibits the Company from opening Overland Trading stores in those states until the agreement is terminated. There can be no assurance that the activities of the third party will not detract from the Company's efforts to maintain its Overland Trading stores as a distinct retail concept, particularly in the Midwest, or from the Company's reputation.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors have the authority to issue up to 2,000,000 shares of Preferred Stock, and to determine the rights, preferences and restrictions of such shares, without further stockholder approval. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then-current market value of the Common Stock.

ITEM 2. PROPERTIES

     The Company leases a single 24,192 square foot distribution center in El Dorado Hills, California, a 6,000 square foot staging facility in Rancho Cordova, California, and a 14,000 square foot corporate office facility in El Dorado Hills, California. The Company believes that its current central distribution facility will support as many as 200 stores, which the Company believes is sufficient to continue to service existing stores and to accommodate anticipated growth through mid-1999. The current corporate and distribution facility's lease expires in March 1999. The Company presently anticipates moving its distribution facility and corporate offices to a larger, leased "build-to-suit" facility in 1999, which is expected to have 45,000 square feet of distribution facility space initially, and could accommodate at least 500 stores if expanded to its anticipated full capacity of 80,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

     Although the Company is subject to various claims and legal actions that arise in the ordinary course of its business, the Company is not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On October 6, 1997 the Company's stockholders approved, by unanimous written consent, (i) the Company's Employee Stock Purchase Plan and the Track 'n Trail 1996 Stock Option Plan, (ii) the amendment and restatement of the Company's Certificate of Incorporation and (iii) the amended and restated bylaws of the Company.

                                      PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's initial public offering of its Common Stock (the "Offering") occurred in October 1997. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "TKTL". For the period from commencement of trading through December 27, 1997 the high and low sale prices reported by Nasdaq were $11.88 and $8.50, respectively.

     As of March 16, 1998, there were 59 holders of record of the Company's Common Stock.

     The Company has never paid or declared any cash dividends on its Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current line of credit prohibits the payment of cash dividends on its capital stock.

     In October 1997, the Company completed the Offering pursuant to a Registration Statement on Form S-1 (File No. 333-23195) and issued 2,727,272 shares of its Common Stock to the public at a price of $10.50 per share. The Company received approximately $25 million of cash from the Offering, net of underwriting discounts, commissions, and other offering costs and expenses.

     The Company has applied all of the proceeds of the Offering as follows: approximately $17.7 million to repay indebtedness, $6.4 million to fund the payment of a distribution to the Pre-Offering Stockholders, $443,000 for the build-out of new stores and $485,000 for working capital.

ITEM 6. SELECTED FINANCIAL DATA

     The balance sheet and statement of operations data as of December 27, 1997 and December 28, 1996, and for each of the three fiscal years in the period ended December 27, 1997, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. The balance sheet and statement of operations data as of December 30, 1995, December 31, 1994 and December 25, 1993, and for each of the two fiscal years in the period ended December 31, 1994 are derived from audited consolidated financial statements of the Company which are not included herein. The information for all periods set forth below under the captions "Pro Forma Statement of Operations Data" and "Selected Store Operating Data" is derived from unaudited data. The data set forth below are qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.


                                                                                         FISCAL YEAR ENDED
                                                                 ------------------------------------------------------------------
                                                                  1997           1996           1995        1994(1)         1993
                                                                  ----           ----           ----        -------         ----
 STATEMENT OF OPERATIONS DATA:                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE, PER SQUARE FOOT AND NUMBER OF STORES DATA)
 Net Sales . . . . . . . . . . . . . . . . . . . . . .           $ 91,834       $66,233       $50,691        $48,165        $41,858
 Cost of sales . . . . . . . . . . . . . . . . . . . .             47,677        34,062        26,192         25,080         21,903
                                                                 --------       -------       -------        -------        -------
 Gross profit  . . . . . . . . . . . . . . . . . . . .             44,157        32,171        24,499         23,085         19,955
 Selling and marketing expense . . . . . . . . . . . .             30,780        21,060        16,852         14,975         13,076
 Administrative and distribution . . . . . . . . . . .              6,840         5,508         4,826          4,935          4,655
                                                                 --------       -------       -------        -------        -------
 Operating income  . . . . . . . . . . . . . . . . . .              6,537         5,603         2,821          3,175          2,224
 Interest expense  . . . . . . . . . . . . . . . . . .              1,260           670           435            324            330
 Other expense (income)  . . . . . . . . . . . . . . .               (21)          (24)          (41)             37             56
                                                                 --------       -------       -------        -------        -------
 Income before income taxes and
      minority interest  . . . . . . . . . . . . . . .              5,298         4,957         2,427          2,814          1,838
 Income tax expense  . . . . . . . . . . . . . . . . .                118           488            41             67             55
 Minority interest   . . . . . . . . . . . . . . . . .                 --           105            --             --             --
                                                                 --------       -------       -------        -------        -------
 Net income  . . . . . . . . . . . . . . . . . . . . .            $ 5,180       $ 4,364       $ 2,386       $  2,747       $  1,783
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
 Historical earnings per share:
    Basic  . . . . . . . . . . . . . . . . . . . . . .           $   1.10      $   1.06      $   0.58      $    0.67      $    0.43
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
    Diluted  . . . . . . . . . . . . . . . . . . . . .           $   1.03      $   1.04      $   0.58      $    0.67      $    0.43
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
 PRO FORMA STATEMENT OF OPERATIONS DATA (2):
 Historical income before income taxes
      and minority interest  . . . . . . . . . . . . .           $  5,298       $ 4,957       $ 2,427        $ 2,814        $ 1,838
 Pro forma income tax expense (2)  . . . . . . . . . .              2,119         1,983           971          1,126            735
 Minority interest . . . . . . . . . . . . . . . . . .                 --           105            --             --             --
                                                                 --------       -------       -------        -------        -------
 Pro forma net income  . . . . . . . . . . . . . . . .           $  3,179       $ 2,869       $ 1,456        $ 1,688        $ 1,103
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
 Pro forma earnings per share (3):
   Basic . . . . . . . . . . . . . . . . . . . . . . .           $   0.68      $   0.70
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
   Diluted . . . . . . . . . . . . . . . . . . . . . .           $   0.58      $   0.57
                                                                 --------       -------       -------        -------        -------
                                                                 --------       -------       -------        -------        -------
 SELECTED STORE OPERATING DATA:
 Store contribution(4) . . . . . . . . . . . . . . . .           $ 13,377      $ 11,111       $ 7,647        $ 8,110       $  6,880
 Number of stores:
      Opened or acquired during period   . . . . . . .                 22            51(5)         12              9              9
      Closed during period   . . . . . . . . . . . . .                  0             5             4              4              2
      Open at end of period  . . . . . . . . . . . . .                150(6)        128            82             74             69
  Total weighted average square feet(7)  . . . . . . .            236,095       168,966       144,612        130,542        114,813
 Weighted average net sales per square foot(8) . . . .         $      389     $     392     $     351      $     369       $    365
 Average square feet per store . . . . . . . . . . . .              1,780         1,744         1,873          1,894          1,851
 Increase(decrease) in comparable stores net sales(9)                 0.6%          3.1%         (1.4)%          0.6%           4.1%


                                                                                        AS OF
                                                      -----------------------------------------------------------------------------
                                                      DECEMBER 27,     DECEMBER 28,    DECEMBER 30,     DECEMBER 31,   DECEMBER 25,
                                                          1997             1996           1995             1994           1993
                                                      ------------     ------------    ------------     ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
 BALANCE SHEET DATA:
 Working capital. . . . . . . . . . . . . . . . . . .   $ 21,896       $   9,430       $   6,710        $   5,742          $ 5,695
 Total assets . . . . . . . . . . . . . . . . . . . .     44,133          31,858          17,050           15,630           15,409
 Total debt . . . . . . . . . . . . . . . . . . . . .        236          10,765           2,734            2,396            3,633
 Stockholders' equity . . . . . . . . . . . . . . . .     32,082          10,646           7,648            6,349            5,650

-------------------

(1) Fiscal 1994 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. During the 53rd week of fiscal 1994, the Company generated $1.2 million in net sales. As a result, the Company's operating results in fiscal 1994 are not comparable to its results in any other fiscal year presented.

(2) Includes pro forma provision for income taxes using an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track 'n Trail-California been taxed as a C corporation. Commencing June 28, 1992 and until the Reorganization, Track 'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes. The Company's earnings during such periods have been taxed directly to the Company's stockholders, rather than to the Company. In connection with the Reorganization on October 7, 1997, the S corporation election of Track 'n Trail-California and the Company, respectively, was terminated under circumstances under which income reported by the Company and Track 'n Trail-California for their respective terminated S corporation taxable years was determined utilizing a "closing of the books" method.

(3) Shares outstanding include approximately 327,000 and 94,000 shares issuable upon exercise of stock options outstanding at December 27, 1997 and December 28, 1996, respectively, after applying the treasury stock method. In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and the tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Offering and market prices thereafter. Distribution shares of approximately 421,000 included in pro forma diluted earnings per share for fiscal 1997 represents the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares of approximately 828,000 included in pro forma diluted earnings per share for fiscal 1996 represent the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 through the Offering over fiscal 1996 earnings. All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included.

(4) Store contribution refers to gross profit after deducting selling and marketing expenses. Store contribution is presented to provide additional information about the Company and is commonly used as a performance measurement by retail companies. Store contribution should not be considered in isolation or as a substitute for operating income, cash flow from operating activities and other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of the Company's profitability or liquidity.

(5) On October 25, 1996, the Company acquired 33 Overland Trading stores. The Company opened one additional Overland Trading store in November 1996 pursuant to a commitment previously entered into by Overland.

(6) Stores open at end of fiscal 1997 consist of 113 Track 'n Trail stores and 37 Overland Trading stores.

(7) Weighted to reflect store openings and closings during each period, assuming that all periods presented consisted of 52 weeks.

(8) Weighted average net sales for fiscal 1994 have been adjusted as if such year consisted of 52 weeks.

(9) Comparable store net sales include only those stores that were open both for the full fiscal period and for the full prior fiscal period. The fiscal 1995 and 1994 increases have been calculated by comparing net sales in such years to net sales for the prior 52 and 53 weeks, respectively. The increases for fiscal 1997 and 1996 exclude the Overland Trading stores acquired in October 1996. If such stores had been included in the Company's comparable store net sales comparison since the acquisition, the change in comparable store net sales for fiscal 1997 and for fiscal 1996 would have been (2%) and 2.3%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT. In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Factors that could cause or contribute to such differences include those discussed below. These and other risks and uncertainties related to the business
are described in detail in this report.  See "Business--Risk Factors."   Readers
are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

           The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. As of December 27, 1997, the Company operated 113 Track 'n Trail stores and 37 Overland Trading stores in 29 states. The following discussion should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report.

          Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal period. The Company's comparable store net sales grew 0.6% in fiscal 1997, excluding the acquired Overland Trading stores. Had the Overland Trading stores acquired by the Company on October 25, 1996 been included in the Company's comparable store net sales comparison since the acquisition, comparable store net sales would have decreased by 2% in fiscal 1997.

     Track 'n Trail-California was treated as an S corporation for federal and certain state income tax purposes from June 28, 1992, until its S corporation status terminated as a result of the Reorganization on October 7, 1997 (the "Termination Date"). As a result, the earnings of Track 'n Trail-California during such period were taxed, with certain exceptions, directly to the stockholders of Track 'n Trail-California rather than to Track 'n Trail-California. Thereafter, Track 'n Trail-California has been subject to state and federal income taxes as a C corporation, and all references to net income in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented as if Track 'n Trail-California had been subject to income taxes at a combined state and federal income tax rate of 40%.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                          Fiscal
                                            -----------------------------------
                                             1997          1996            1995
                                             ----          ----            ----
Net sales  . . . . . . . . . . . . . . .    100.0%        100.0%          100.0%
Cost of sales. . . . . . . . . . . . . .     51.9          51.4            51.7
                                            -----         -----           -----
Gross profit . . . . . . . . . . . . . .     48.1          48.6            48.3
Selling and marketing expenses . . . . .     33.5          31.8            33.2
                                            -----         -----           -----
Store contribution (1) . . . . . . . . .     14.6          16.8            15.1
Administrative and distribution
     expenses  . . . . . . . . . . . . .      7.5           8.3             9.5
                                            -----         -----           -----
Operating income   . . . . . . . . . . .      7.1           8.5             5.6
Interest expense . . . . . . . . . . . .      1.3           1.0             0.9
Other income . . . . . . . . . . . . . .     (0.0)         (0.0)           (0.1)
                                            -----         -----           -----
Income before income taxes
     and minority interest . . . . . . .      5.8           7.5             4.8
Pro forma income tax provision (2) . . .      2.3           3.0             1.9
     Minority interest . . . . . . . . .        -           0.2              -
                                            -----         -----           -----
Pro forma net income (2) . . . . . . . .      3.5%          4.3%            2.9%
                                            -----         -----           -----
                                            -----         -----           -----


(1) Store contribution refers to gross profit after deducting selling and marketing expenses. Store contribution is presented to provide additional information about the Company and is commonly used as a performance measurement by retail companies. Store contribution should not be considered in isolation or as a substitute for operating income, cash flow from operating activities and other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of the Company's profitability or liquidity.

(2) Reflects an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track 'n Trail-California been taxed as a C corporation. From June 28, 1992, through the Termination Date, Track 'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes.

FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES

     Net sales for fiscal 1997 were $91.8 million, an increase of $25.6 million, or 38.7%, over fiscal 1996 net sales of $66.2 million. The 37 Overland Stores accounted for $17.9 million or 69.9% of the increase in net sales, while the 19 Track 'n Trail stores opened during the year accounted for an additional $3.2 million. A comparable store net sales increase of 0.6% for the Track 'n Trail stores contributed $290,000 to the net sales gain. The remaining increase in net sales of $4.2 million is primarily attributable to stores opened in fiscal 1996. The modest comparable store net sales increase for the Track 'n Trail stores is a result of lower than expected year-end holiday sales.

     GROSS PROFIT

     Gross profit was $44.2 million in fiscal 1997, an increase of $12 million, or 37.3%, over the $32.2 million gross profit in fiscal 1996. Gross profit as a percentage of net sales decreased to 48.1% in fiscal 1997 from 48.6% in fiscal 1996. Gross profit at the Track 'n Trail stores in fiscal 1997 was 48.8% of net sales, a 0.2% margin improvement over the 48.6% gross profit as a percentage of net sales in fiscal 1996. This increase was primarily attributable to enhanced cumulative markups and lower markdowns. Overland's gross profit in fiscal 1997 was $11.3 million, or 46.2% of net sales, which had a negative impact on the consolidated gross profit as a percentage of net sales. The level of gross profit as a percentage of net sales realized at the Overland Trading stores represented an improvement over the 43.2% gross profit margin recorded by Overland under previous management in the comparable period in 1996. This improvement was due, in part, to increased purchasing economies of scale after the acquisition of Overland. Management also believes that liquidity problems at Overland contributed to Overland's low gross profit margin in the comparable period in 1996.

     SELLING AND MARKETING EXPENSES

     Selling and marketing expenses were $30.8 million in fiscal 1997, an increase of $9.7 million, or 46.2%, over fiscal 1996. Overland accounted for $6.7 million of the increase. The remaining $3 million increase is primarily attributable to the 17 Track 'n Trail stores opened in 1996 and the 19 Track 'n Trail stores opened in 1997 which were not open for the full comparable period in the prior year. As a percentage of net sales, selling and marketing expenses increased to 33.5% in fiscal 1997 from 31.8% in fiscal 1996, primarily as a result of higher operating expenses as a percentage of net sales at Overland, which were 34.1% of Overland's net sales in fiscal 1997. As a percentage of net sales, selling and marketing expenses at the Track 'n Trail stores increased slightly to 33.3% in fiscal 1997 from 32.6% in the comparable period in 1996, primarily due to the timing of new store openings.

     ADMINISTRATIVE AND DISTRIBUTION EXPENSES

     Administrative and distribution expenses were $6.8 million in fiscal 1997, an increase of $1.3 million, or 24.2%, over the $5.5 million recorded in fiscal 1996. Overland accounted for $1.2 million of the increase. The remaining $123,000 increase is attributable to increases in the Track 'n Trail staff and associated expenses as a result of the Company's expansion. As a percentage of net sales, administrative and distribution expenses decreased to 7.5% in fiscal 1997 from 8.3% in fiscal 1996. In the absence of the Overland acquisition, administrative and distribution expenses would have been 7.5% of Track 'n Trail net sales, down from the 8.3% experienced in fiscal 1996, as a result of spreading such expenses over a larger revenue base.

     INTEREST EXPENSE

     Interest expense increased to $1.3 million, or 1.4% of net sales in fiscal 1997, from $670,000, or 1% of net sales, in fiscal 1996. This $590,000 increase was primarily attributable to $421,000 of interest on the debt incurred in connection with the Overland acquisition (all of which was repaid in October
1997), and $157,000 of interest on Overland's borrowings under its line of credit.

     NET INCOME

     The Company's net income in fiscal 1997 was $3.2 million, an increase from the $2.9 million net income in fiscal 1996. The increase in net income is attributable to the increase in net sales and the effect of the other factors discussed above.

FISCAL 1996 COMPARED TO FISCAL 1995

     NET SALES

     Net sales for fiscal 1996 were $66.2 million, an increase of $15.5 million, or 30.7%, over fiscal 1995 net sales of $50.7 million. The 34 Overland Trading stores accounted for $6.6 million of the increase in net sales since the acquisition in October 1996, while the 17 Track 'n Trail stores opened during the year accounted for an additional $6.2 million. These increases were partially offset by a reduction in net sales of $1.8 million due to the closure of five stores in 1996. These stores had net sales of only $117,000 in fiscal 1996 due to their closure, compared to net sales of $1.9 million in 1995. The remaining increase in net sales of $4.4 million is primarily attributable to the 3.1% growth in comparable store net sales at Track 'n Trail stores and the full-year benefit in fiscal 1996 of the stores opened during fiscal 1995.

     GROSS PROFIT

     Gross profit was $32.2 million in fiscal 1996, an increase of $7.7 million, or 31.3%, over the $24.5 million gross profit in fiscal 1995. Gross profit as a percentage of net sales increased to 48.6% in fiscal 1996 from 48.3% in fiscal 1995. The increase as a percentage of net sales was primarily related to a reduction in freight costs in fiscal 1996 due to shipping efficiencies. Gross profit at Overland for the two months since the acquisition was $3.2 million, or 48.3% of net sales, which had a slightly negative impact on the consolidated gross profit as a percentage of net sales in fiscal 1996. Nevertheless, Overland generated a higher gross profit as a percentage of net sales for that two-month period, which was during the Company's peak selling season, than it is expected to produce for a full fiscal year.

      SELLING AND MARKETING EXPENSES

     Selling and marketing expenses were $21.1 million in fiscal 1996, an increase of $4.2 million, or 25%, over fiscal 1995. Overland accounted for $1.6 million of the increase, and $2.6 million of the remaining increase is primarily attributable to the net increase of 12 Track 'n Trail stores during the year. As a percentage of net sales, selling and marketing expenses decreased to 31.8% from 33.2% in fiscal 1995. In the absence of the Overland acquisition, selling and marketing expenses would have been $19.4 million, or 32.5% of net sales, in fiscal 1996. This decrease in selling and marketing expense as a percentage of net sales was primarily attributable to the higher net sales at the Track 'n Trail stores. For the two months since the acquisition, Overland recorded selling and marketing expenses of $1.6 million, or 24.8% of net sales. This level of selling and marketing expenses as a percentage of net sales is not indicative of Overland's anticipated performance for a full fiscal year because the acquisition occurred immediately prior to the Company's peak selling season.

      ADMINISTRATIVE AND DISTRIBUTION EXPENSES

     Administrative and distribution expenses were $5.5 million in fiscal 1996, an increase of $682,000, or 14.1%, over fiscal 1995. Such expenses decreased as a percentage of net sales to 8.3% in fiscal 1996 from 9.5% in fiscal 1995. The increase in administrative and distribution expenses from fiscal 1995 to 1996 was primarily attributable to increases in the Company's corporate staff as a result of the Company's expansion. The reduction in administrative and distribution expenses as a percentage of net sales was the result of spreading such expenses over a larger revenue base. In the absence of the Overland acquisition, administrative and distribution expenses would have been $4.9 million, or 8.3% of Track 'n Trail's net sales, in fiscal 1996. The Company incurred $653,000 in legal and accounting expenses in fiscal 1995, primarily in defending itself and certain of its directors and executive officers in lawsuits filed by the Company's former Chairman of the Board. These lawsuits were subsequently resolved favorably.

      INTEREST EXPENSE

     Interest expense increased to $670,000, or 1% of net sales, in fiscal 1996, from $435,000, or 0.9% of net sales, in fiscal 1995. The increase is attributable to additional borrowings for store expansion as well as two months of interest on the Seller Notes and the Subordinated Note incurred in connection with the Overland acquisition.

     MINORITY INTEREST

     The minority interest elimination of $105,000 represents the 21% interest in Overland net income owned by the Company's Pre-Offering Stockholders in fiscal 1996. No minority interest existed in fiscal 1995.

     NET INCOME

     The Company's consolidated net income in fiscal 1996 would have been $2.5 million excluding the operations of Overland. This amount would have represented a 71.5% increase over fiscal 1995. Fiscal 1996 net income also reflects $477,000 in net income attributable to Overland from the acquisition of Overland in October 1996 through the end of fiscal 1996, partially offset by the $105,000 minority interest. On a consolidated basis, the Company's net income was $2.9 million in fiscal 1996, which represents a 97% increase over the net income of $1.5 million in fiscal 1995.

QUARTERLY RESULTS OF OPERATIONS

     The Company typically incurs losses in the first quarter, and derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. The table below sets forth quarterly operating data of the Company, including such data as a percentage of net sales for fiscal 1997 and fiscal 1996. This quarterly information is unaudited, but in management's opinion reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                           FISCAL 1997                                 FISCAL 1996
                                         ------------------------------------------      -----------------------------------------
                                           First     Second       Third      Fourth        First    Second       Third     Fourth
                                          Quarter   Quarter      Quarter    Quarter       Quarter   Quarter     Quarter    Quarter
                                          ------    -------      -------    -------       -------   -------     -------    -------
                                                                   (In thousands, except per share data)
 Net sales   . . . . . . . . . . . . .   $16,867     $20,660     $24,761     $29,546     $10,249    $13,037     $16,581    $26,366
 Cost of sales . . . . . . . . . . . .     8,857      10,556      12,975      15,289       5,430      6,590       8,576     13,466
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Gross profit  . . . . . . . . . . . .     8,010      10,104      11,786      14,257     $ 4,819    $ 6,447     $ 8,005    $12,900
 Selling and marketing expenses  . . .     7,194       7,333       7,787       8,466       4,259      4,532       5,013      7,256
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Store contribution(1) . . . . . . . .       816       2,771       3,999       5,791        $560    $ 1,915     $ 2,992    $ 5,644
 Administrative and distribution
      expenses . . . . . . . . . . . .     1,780       1,664       1,777       1,619       1,180      1,137       1,151      2,040
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Operating income (loss) . . . . . . .   $  (964)    $ 1,107     $ 2,222     $ 4,172     $  (620)   $   778     $ 1,841    $ 3,604
 Interest expense  . . . . . . . . . .       289         442         440          89          91        149         146        284
 Other expense (income)  . . . . . . .       (10)         30         (26)        (15)        (15)         4          (3)       (10)
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Income (loss) before income
      taxes and minority interest  . .   $(1,243)    $   635     $ 1,808     $ 4,098     $  (696)   $   625     $ 1,698    $ 3,330
 Income tax provision (benefit)  . . .      (416)         44         125         365         (19)        17          51        439
 Minority interest . . . . . . . . . .        --          --          --          --          --         --          --        105
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Net income (loss) . . . . . . . . . .      (827)        591       1,683       3,733        (677)       608       1,647      2,786
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Historical earnings per share:
      Basic  . . . . . . . . . . . . .   $ (0.20)    $  0.14       $0.41       $0.58     $ (0.16)   $  0.15     $  0.40      $0.68
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
      Diluted  . . . . . . . . . . . .   $ (0.19)    $  0.14       $0.39       $0.54     $ (0.16)   $  0.15     $  0.38      $0.65
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Historical income (loss) before income
      taxes and minority interest  . .    (1,243)        635       1,808       4,098        (696)       625       1,698      3,330
 Pro forma income tax provision
      (benefit)  . . . . . . . . . . .      (497)        254         723       1,639        (278)       250         679      1,332
 Minority interest . . . . . . . . . .         -           -           -           -           -          -           -        105
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Pro forma net income (loss) (2) . . .   $  (746)       $381     $ 1,085     $ 2,459     $  (418)   $   375     $ 1,019    $ 1,893
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
 Pro forma earnings per share (3):
      Basic  . . . . . . . . . . . . .   $ (0.18)    $  0.09     $  0.26     $  0.38     $ (0.10)   $  0.09     $  0.25    $  0.46
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
      Diluted  . . . . . . . . . . . .   $ (0.15)    $  0.08     $  0.22     $  0.35     $ (0.08)   $  0.07     $  0.20    $  0.37
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------

                                                                    As a percentage of net sales
                                          ----------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . .    100.0%      100.0%      100.0%      100.0%      100.0%     100.0%     100.0%      100.0%
Cost of sales . . . . . . . . . . . . .     52.5        51.1        52.4        51.7        53.0       50.5       51.7        51.1
                                          ------     -------     -------     -------     -------    -------     -------    -------
Gross profit  . . . . . . . . . . . . .     47.5        48.9        47.6        48.3        47.0       49.5       48.3        48.9
Selling and marketing expenses  . . . .     42.7        35.5        31.5        28.7        41.5       34.8       30.3        27.5
                                          ------     -------     -------     -------     -------    -------     -------    -------
Store contribution(1) . . . . . . . . .      4.8        13.4        16.1        19.6         5.5       14.7       18.0        21.4
Administrative and distribution
     expenses . . . . . . . . . . . . .     10.6         8.1         7.1         5.5        11.5        8.7        6.9         7.7
                                          ------     -------     -------     -------     -------    -------     -------    -------
Operating income (loss) . . . . . . . .     (5.8)        5.3         9.0        14.1        (6.0)       6.0        11.1       13.7
Interest expense  . . . . . . . . . . .      1.7         2.1         1.8         0.3         0.9        1.1         0.9        1.1
Other expense (income)  . . . . . . . .     (0.1)        0.1        (0.1)       (0.1)       (0.1)       0.1        (0.0)      (0.0)
                                          ------     -------     -------     -------     -------    -------     -------    -------
Income (loss) before income
     taxes and minority interest  . . .     (7.4)        3.1         7.3        13.9        (6.8)       4.8        10.2       12.6
Income tax provision (benefit)  . . . .     (2.5)        0.2         0.5         1.2        (0.2)       0.1         0.3        1.7
Minority interest . . . . . . . . . . .       --          --          --          --          --         --          --        0.4
Net income (loss) . . . . . . . . . . .     (4.9)%       2.9%        6.8%       12.7%       (6.6)%      4.7%        9.9%      10.5%
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------
Historical income (loss)
     before income taxes and minority
     interest . . . . . . . . . . . . .     (7.4)        3.1         7.3        13.9        (6.8)       4.8        10.2       12.6
Pro forma income tax provision
   (benefit) . . . . . . . . . . . . . . .  (3.0)        1.3         2.9         5.6        (2.7)       1.9         4.1        5.1
Minority interest . . . . . . . . . . .       --          --          --          --          --         --          --        0.3
                                          ------     -------     -------     -------     -------    -------     -------    -------
Pro forma net income (loss)(2) . . . . .    (4.4)%       1.8%        4.4%        8.3%       (4.1%)      2.9%        6.1%       7.2%
                                          ------     -------     -------     -------     -------    -------     -------    -------
                                          ------     -------     -------     -------     -------    -------     -------    -------

(1) Store contribution refers to gross profit after deducting selling and marketing expenses. Store contribution is presented to provide additional information about the Company and is commonly used as a performance measurement by retail companies. Store contribution should not be considered in isolation or as a substitute for operating income, cash flow from operating activities and other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of the Company's profitability or liquidity.

2) Reflects an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track 'n Trail-California been taxed as a C corporation. From June 28, 1992, through the Termination Date, Track 'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes.

(3) Shares outstanding include approximately 327,000 and 94,000 shares issuable upon exercise of stock options outstanding at December 27, 1997 and December 28, 1996, respectively, after applying the treasury stock method. In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and the tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Offering and market prices thereafter. Distribution shares of approximately 421,000 included in pro forma diluted earnings per share for fiscal 1997 represents the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares of approximately 828,000 included in pro forma diluted earnings per share for fiscal 1996 represent the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 through the Offering over fiscal 1996 earnings. All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included.

     The Company anticipates that operating results will fluctuate as a result of a number of factors, including seasonality, changes in pricing or promotion policies by the Company, its competitors or its suppliers, the availability and cost of merchandise, consumer acceptance of the products sold by the Company, and the number and timing of store openings and closures. The availability and cost of merchandise may, in turn, fluctuate due to a number of factors including changes in the Company's relationships with major suppliers, the Company's access to private label manufacturing capacity, foreign currency fluctuations and other risks associated with importing private label products from foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $21.9 million in working capital as of December 27, 1997, compared to $9.4 million at the end of fiscal 1996. This increase is primarily attributable to the reduction in debt and increase in cash due to the Offering and the increase in inventories as a result of the 22 stores opened in 1997. The Company's capital requirements relate primarily to working capital and the build-out of new stores. The Company's working capital needs are somewhat seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the Spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season, payments coming due for back-to-school merchandise and construction payments on third-quarter store build-outs. In addition, the Company requires incremental working capital to stock each new store upon opening. The Company has historically opened the highest percentage of stores in its third quarter; however, in fiscal 1997, 14 of the 22 stores were opened in the fourth quarter. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first-quarter inventory levels, typically reduce working capital needs in the first quarter.

     Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its bank credit facilities. Net cash used for operating activities for fiscal 1997 was $1.3 million. Net cash provided by operating activities was $5.1 million and $3.4 million for 1996 and 1995, respectively. Net cash provided by/used for operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventory levels have increased throughout these periods due to an increase in the number of stores.

Inventories at the end of fiscal 1997 were $27.9 million compared to $19.9 million at the end of fiscal 1996, an increase of $8 million. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The increase in inventories at fiscal 1997 year end was primarily related to opening 22 new stores, advantageous purchases from key vendors and early deliveries of spring merchandise, as well as lower than expected Christmas sales.

     Capital expenditures excluding the cost of acquisitions were $2.3 million, $1.7 million and $1.6 million in fiscal 1997, 1996 and 1995, respectively. Expenditures in fiscal 1997 were primarily for the build-out of 22 new stores of which 6 are temporary locations to be completed in 1998, as well as the completion of three stores opened in 1996. Expenditures in fiscal 1996 were primarily for the build-out of 14 of the 17 Track 'n Trail stores that were opened in fiscal 1996, plus the remodeling of two existing stores. The full build-outs of the other three Track 'n Trail stores opened in fiscal 1996 were delayed until fiscal 1997. These build-outs were completed in the first quarter of fiscal 1997. Expenditures in fiscal 1995 were primarily for the build-out of 12 of the new stores opened, plus the remodeling of four existing stores.

     Financing activities provided cash of $5 million in fiscal 1997.   The
Company used cash of $2.7 million and $1.7 million in financing activities in fiscal 1996 and 1995, respectively. Cash was used in financing activities primarily for advances and distributions to stockholders and repayment of long-term debt, primarily financed by borrowings under the Company's then existing revolving loan agreement (Revolving Loan Agreement). The Company has historically paid distributions to its stockholders as a result of the Company's status as an S corporation prior to the Reorganization. During fiscal 1997, 1996 and 1995, the Company made S corporation distributions to stockholders of $8.8 million (including the $6.4 million distribution to the Pre-Offering Stockholders paid from a portion of the Company's proceeds from the Offering), $3.1 million and $376,000, respectively. Under an agreement entered in connection with the Offering, the Company may make payments to the Pre-Offering Stockholders to satisfy certain tax liabilities with respect to pre-Reorganization tax periods resulting from adjustments to the Company's tax returns. In addition, under certain circumstances, the Pre-Offering Stockholders may make payments to the Company to satisfy any tax liabilities (i) resulting from an unexpected pre-Reorganization loss of S corporation status and/or
(ii) with respect to post-Reorganization taxable periods for which the Pre-Offering Stockholders receive a tax benefit, provided that the indemnity provided by the Pre-Offering Stockholders will be limited to any federal and state refunds they receive as a result of a loss of S corporation status or other tax adjustments for such taxable periods. On October 16, 1997 the Company consummated its initial public offering which generated $25 million in net proceeds. The proceeds were utilized to repay all outstanding indebtedness under the Revolving Loan Agreement ($10.2 million) and other debt totaling $7.5 million and to make the $6.4 million distribution to the Pre-Offering Stockholders.

     In connection with the Offering, Track 'n Trail-California and Overland put into place a new two-year, $10 million revolving line of credit with Union Bank of California. This credit facility is guaranteed by the Company. The line of credit bears interest at the option of the Company at either the bank's reference rate or the London Inter-Bank Offered Rate plus 2%, and is collateralized by all of the Company's assets. Of the $10 million available under this facility, up to $1.5 million may be allocated to letters of credit with durations of up to 180 days. Advances under the revolving line of credit are limited to 50% of eligible inventory, subject to reduction by any amounts outstanding under letters of credit. The new credit facility prohibits the Company from paying dividends without the bank's consent and limits the Company's capital expenditures to $5 million in 1997, $8 million in 1998 and $10 million in 1999. In addition, the new credit facility requires the Company to meet certain financial covenants, including minimum financial ratios and profitability tests. As of December 27, 1997, no amount was outstanding under the credit facility.

     As part of its growth strategy, the Company plans to pursue opportunities to acquire complementary businesses, although no such transactions are being negotiated as of the date of this filing. To the extent that the foregoing cash resources are insufficient to fund the purchase price of future acquisitions, if any, or the operations of any acquired business, additional external capital may be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

     Management believes that operating cash flow and borrowings under its credit facilities will be sufficient to complete the Company's fiscal 1998 store expansion program and to satisfy the Company's other capital requirements through fiscal 1998. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions.

IMPACT OF INFLATION

     Management does not believe that inflation has had a material adverse effect on the Company's results of operations. However, the Company cannot predict accurately the effect of inflation on future operating results.

YEAR 2000

     The Company is aware of the issues that many computer systems will face as the millennium (year 2000) approaches. The Company has identified its internal software and hardware that is subject to year 2000 compliancy and has created a plan to help ensure such software and hardware is compliant by the year 2000. The Company estimates that the cost of pursuing this plan will total less than $150,000 in fiscal 1998; however, there can be no assurance that actual costs of implementing the plan will not exceed this amount. The Company believes that any year 2000 problems encountered by third parties with whom the Company deals will be resolved and are not likely to have a material adverse effect on the Company's operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations or financial position. There can be no assurance, however, that such problems will not arise.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This pronouncement is effective for fiscal 1998 and reclassification of financial statements for earlier periods for comparative purposes is required. Management is in the process of determining the impact of the new pronouncement.

     In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal 1998. Management is in the process of determining the impact of the new pronouncement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                   Page
Report of independent accountants.                                                   23

Consolidated balance sheets as of December 27, 1997 and December 28, 1996.           24

Consolidated statements of operations for each of the three fiscal years in the
period ended December 27, 1997.                                                      25

Consolidated statements of changes in stockholders' equity for each of the three
fiscal years in the period ended December 27, 1997.                                  26

Consolidated statements of cash flows for each of the three fiscal years in the
period ended December 27, 1997.                                                      27

Notes to financial statements.                                                       28


                                [LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders
Track 'n Trail and Subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheets of Track 'n Trail and Subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Track 'n Trail and Subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995, in conformity with generally accepted accounting principles.


                                        /s/ Coopers & Lybrand L.L.P.


Sacramento, California
February 24, 1998

                        TRACK 'N TRAIL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                 ------------

                                                        DECEMBER 27,   DECEMBER 28,
                                                            1997           1996
                                                        ------------   ------------
                        ASSETS

Current assets:
  Cash and cash equivalents                                $ 2,383        $   977
  Accounts receivable                                        1,540          1,010
  Inventories                                               27,852         19,868
  Prepaid expenses                                             311            212
  Deferred income taxes                                        317             49
                                                           -------        -------
      Total current assets                                  32,403         22,116

Fixed assets, net                                            7,284          6,582
Goodwill, net                                                3,084          2,691
Deferred income taxes                                        1,362            469
                                                           -------        -------
                                                           $44,133        $31,858
                                                           -------        -------
                                                           -------        -------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                                 $    --        $   680
  Current maturities of long-term debt                         116          3,060
  Accounts payable                                           6,958          5,836
  Accrued payroll and bonuses                                  668          1,032
  Sales tax payable                                            874            752
  Income taxes payable                                       1,089            476
  Accrued expenses and other liabilities                       802            851
                                                           -------        -------
      Total current liabilities                             10,507         12,687

Deferred rent                                                1,424          1,395
Long-term debt, net of current maturities                      120          7,025
                                                           -------        -------
      Total liabilities                                     12,051         21,107
                                                           -------        -------
Minority interest in consolidated subsidiary                    --            105
                                                           -------        -------
Commitments and contingencies (Notes 8 and 14).

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000 shares
    authorized; no shares issued or outstanding                 --           --
  Common stock, $0.01 par value; 20,000,000 shares
    authorized; 6,839,811 and 4,107,608 shares issued
    and outstanding at December 27, 1997 and
    December 28, 1996, respectively                             68             41
  Additional paid-in capital                                25,772            724
  Retained earnings                                          6,242          9,881
                                                           -------        -------
      Total stockholders' equity                            32,082         10,646
                                                           -------        -------
                                                           $44,133        $31,858
                                                           -------        -------
                                                           -------        -------

   The accompanying notes are an integral part of these financial statements.

                        TRACK 'N TRAIL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 ------------

                                                                FISCAL YEAR ENDED
                                                   -----------------------------------------
                                                   DECEMBER 27,  DECEMBER 28,  DECEMBER 30,
                                                       1997          1996          1995
                                                   ------------  ------------  ------------
Net sales                                            $91,834        $66,233        $50,691

Cost of sales                                         47,677         34,062         26,192
                                                     -------        -------        -------
  Gross profit                                        44,157         32,171         24,499
                                                     -------        -------        -------
Operating expenses:
  Selling and marketing                               30,780         21,060         16,852
  Administrative and distribution                      6,840          5,508          4,826
                                                     -------        -------        -------
    Total operating expenses                          37,620         26,568         21,678
                                                     -------        -------        -------
    Operating income                                   6,537          5,603          2,821

Other (income) expense:
  Interest                                             1,260            670            435
  Other, net                                             (21)           (24)           (41)
                                                     -------        -------        -------
    Income before provision for income taxes
      and minority interest                            5,298          4,957          2,427

Provision for income taxes                               118            488             41
                                                     -------        -------        -------
    Income before minority interest                    5,180          4,469          2,386

Minority interest in net income of consolidated
  subsidiaries                                            --            105             --
                                                     -------        -------        -------
    Net income                                       $ 5,180        $ 4,364        $ 2,386
                                                     -------        -------        -------
                                                     -------        -------        -------
Historical earnings per share:
  Basic                                              $  1.10        $  1.06        $  0.58
                                                     -------        -------        -------
                                                     -------        -------        -------
  Diluted                                            $  1.03        $  1.04        $  0.58
                                                     -------        -------        -------
                                                     -------        -------        -------
Pro forma income data (unaudited):
  Historical income before income
    taxes and minority interest                      $ 5,298        $ 4,957        $ 2,427
  Pro forma income tax provision                       2,119          1,983            971
                                                     -------        -------        -------
  Pro forma income before minority interest            3,179          2,974          1,456
  Minority Interest                                       --            105             --
                                                     -------        -------        -------
      Pro forma net income                           $ 3,179        $ 2,869        $ 1,456
                                                     -------        -------        -------
                                                     -------        -------        -------
  Pro forma earnings per share:
    Basic                                            $  0.68        $  0.70
                                                     -------        -------
                                                     -------        -------
    Diluted                                          $  0.58        $  0.57
                                                     -------        -------
                                                     -------        -------

    The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  ------------

                                                                                  NOTES
                                                                                RECEIVABLE
                                               COMMON STOCK         ADDITIONAL     FROM
                                            --------------------      PAID-IN     RELATED     RETAINED
                                             NUMBER       AMOUNT      CAPITAL     PARTIES     EARNINGS     TOTAL
                                            ---------     ------      -------     -------     --------     -----
Balance, December 31, 1994                  4,107,608        $41         $24      $  (358)     $ 6,642    $ 6,349

  Cash advances to stockholders and
    related party                                  --         --          --         (711)          --       (711)

  Distibutions to stockholders                     --         --          --           --         (376)      (376)

  Net income                                       --         --          --           --        2,386      2,386
                                            ---------        ---     -------       ------      -------    -------
Balance, December 30, 1995                  4,107,608         41          24       (1,069)       8,652      7,648

  Cash advances to stockholders                    --         --          --         (591)          --       (591)

  Distribution of notes to stockholders            --         --          --        1,660       (1,660)        --

  Distributions to stockholders                    --         --          --           --       (1,475)    (1,475)

  Exchange of stock appreciation rights
    for stock option grants                        --         --         597           --           --        597

  Compensation recorded under stock
    option plans                                   --         --         103           --           --        103

  Net income                                       --         --          --           --        4,364      4,364
                                            ---------        ---     -------       ------      -------    -------
Balance, December 28, 1996                  4,107,608         41         724           --        9,881     10,646

  Issuance of common stock upon
    initial public offering, net of
    offering costs of $3,649                2,727,272         27      24,961           --           --     24,988

  Issuance of common stock upon
    excercise of options                        4,931         --          20           --           --         20

  Distributions to stockholders                    --         --          --           --       (8,819)    (8,819)

  Compensation recorded under stock
    option plans                                   --         --          67           --           --         67

  Net income                                       --         --          --           --        5,180      5,180
                                            ---------        ---     -------       ------      -------    -------
Balance, December 27, 1997                  6,839,811        $68     $25,772       $   --      $ 6,242    $32,082
                                            ---------        ---     -------       ------      -------    -------
                                            ---------        ---     -------       ------      -------    -------

   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  ------------

                                                                   FISCAL YEAR ENDED
                                                       ------------------------------------------
                                                       DECEMBER 27,   DECEMBER 28,   DECEMBER 30,
                                                           1997          1996           1995
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                              $  5,180     $  4,364    $  2,386
  Adjustments to reconcile to cash provided by
   operating activities:
    Depreciation and amortization                            1,743        1,121         919
    Minority interest                                           --          105          --
    Compensation recorded under stock
     option plans                                               67          103          --
    Deferred income taxes                                   (1,161)          81          22
    Cash provided by (used for) changes in
     operating assets and liabilities, net of
      effects of business combination in 1996:
      Accounts receivable                                     (530)        (375)        (73)
      Inventories                                           (7,984)      (1,008)       (612)
      Prepaid expenses                                         (99)          88         (10)
      Accounts payable and other accrued liabilities           831          281         453
      Income taxes payable                                     613          291          --
      Stock appreciation rights                                 --           12         196
      Deferred rent                                             29           42          86
                                                          --------     --------    --------

      Cash (used for) provided by operating activities      (1,311)       5,105       3,367
                                                          --------     --------    --------

Cash flows from investing activities:
  Purchases of fixed assets                                 (2,306)      (1,721)     (1,604)
  Proceeds from sale of fixed assets                            27           --          --
  Cash paid for business combination                            --         (240)         --
                                                          --------     --------    --------

      Cash used for investing activities                    (2,279)      (1,961)     (1,604)
                                                          --------     --------    --------

Cash flows from financing activities:
  Bank line of credit:
    Borrowings                                              44,819       31,154      20,906
    Repayments                                             (45,499)     (33,484)    (20,626)
  Long-term debt:
    Borrowings                                                  --        2,487         767
    Repayments                                             (10,513)        (748)       (709)
  Advances to related parties under notes
   receivable                                                   --         (591)       (711)
  Net proceeds from issuance of common stock                24,988           --          --
  Proceeds from exercise of stock options                       20           --          --
  Payment of distributions to stockholders                  (8,819)      (1,474)     (1,328)
                                                          --------     --------    --------

      Cash provided by (used for) financing activities       4,996       (2,656)     (1,701)
                                                          --------     --------    --------

      Increase in cash                                       1,406          488          62

Cash, beginning of year                                        977          489         427
                                                          --------     --------    --------

Cash, end of year                                         $  2,383       $  977      $  489
                                                          --------     --------    --------
                                                          --------     --------    --------


    The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -----------


1. SIGNIFICANT ACCOUNTING POLICIES:

                                  BACKGROUND

   Track 'n Trail, a Delaware corporation (Company), is the successor to businesses formerly conducted by Track 'n Trail, a California corporation (Track 'n Trail-California), and its subsidiary, Overland Management Corporation (Overland). In connection with the formation of the Company, the Company issued an aggregate of 40,816 shares of its common stock to existing stockholders of Track 'n Trail-California. A reorganization of Track 'n Trail-California (the Reorganization) was effected on October 7, 1997, in which the Track 'n Trail-California stockholders exchanged 100% of their Track 'n Trail-California common stock for 4,107,608 shares of the Company's common stock, inclusive of the 40,816 shares of the Company's common stock issued upon formation. The Reorganization, which was accounted for in a manner similar to a pooling-of-interests, was accomplished in an exchange of approximately 100 shares of the Company's common stock for each share of Track 'n Trail-California common stock. In connection with the Reorganization, all of the common stock of Overland was transferred to the Company in the form of a dividend resulting in the predecessor businesses being wholly owned subsidiaries of the Company. The accompanying financial statements reflect, for all periods presented, the capital structure and number of shares that are outstanding as a result of the Reorganization. Accordingly, all references to the number of common and common equivalent shares and to per share information in the consolidated financial statements have been adjusted to reflect the capital structure resulting from the Reorganization on a retroactive basis for all periods presented.

   The Company is a retailer of footwear and related accessories. As of December 27, 1997 and December 28, 1996, the Company operated 150 and 128 stores in 29 and 23 states, respectively, under the Track 'n Trail and Overland Trading names concentrated in California, the Midwest and the Northeast. Each store offers a wide range of rugged walking and fashion casual shoes, sandals and boots. The Company ends its fiscal year on the last Saturday in December.

   The Company operates in a single business segment of retailing footwear and related accessories. The Company acquires its shoes from a number of manufacturers; however, during the fiscal years ended December 27, 1997 and December 28, 1996, 42.9% and 39.7%, respectively, of the Company's net sales was of products purchased from three manufacturers.

                            INITIAL PUBLIC OFFERING

   On October 16, 1997, the Company completed its initial public offering (Offering) of its common stock. In connection with the Offering, the Company issued 2,727,272 shares of common stock and received net proceeds of $24,988,000, net of underwriting discounts and offering expenses.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------


1. SIGNIFICANT ACCOUNTING POLICIES, continued:

   Upon closing of the Offering, the Company's nonqualified and incentive stock options vested, resulting in a non-cash compensation charge reducing net income by $33,000, after netting the related income tax effect of $22,000.

   Certain notes payable, which had an aggregate balance of approximately $17.7 million at the Offering became due and payable upon closing of the Offering. The Company used a portion of its proceeds of the Offering to retire these obligations.

   During 1997, Track 'n Trail-California declared distributions to its stockholders of substantially all previously undistributed accumulated S corporation earnings remaining at the date of the Reorganization. Of such distributions, $6,400,000 were paid from a portion of the Company's proceeds from the Offering.

                          PRINCIPLES OF CONSOLIDATION

   The financial statements include the consolidated accounts of the Company and its two subsidiaries, Track 'n Trail-California and Overland.
   Overland became a 79.0% owned subsidiary on October 25, 1996, and a wholly owned subsidiary effective January 1, 1997 (Note 13). All intercompany transactions and balances have been eliminated in consolidation.

                           CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include demand deposits, money market accounts and all highly liquid investments with an original maturity of three months or less.

                                  INVENTORIES

   Inventories are stated at lower of cost, retail method, or market.

                                 FIXED ASSETS

   Fixed assets are stated at cost and depreciated on the straight-line method over the assets' estimated useful lives ranging from three to ten years; the cost of leasehold improvements are amortized over the shorter of the lease term or useful life of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------


1.   SIGNIFICANT ACCOUNTING POLICIES, continued:

                            STORE PRE-OPENING COSTS

   Costs of a noncapital nature incurred prior to store openings are expensed as incurred.

                                   GOODWILL

   Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is being amortized using the straight-line method over 20 years.

                               MINORITY INTEREST

   Minority interest represents the minority stockholders' proportionate share of the equity of Overland, including their share of Overland's net income during the period from October 25, 1996 to December 28, 1996. At December 28, 1996, Track 'n Trail-California owned 79.0% of the common stock of Overland and Track 'n Trail-California's stockholders owned the 21.0% minority interest. Effective January 1, 1997, Track 'n Trail-California acquired the remaining 21.0% interest in Overland (Note
   13).

                                 INCOME TAXES

   Commencing June 28, 1992, and until the Reorganization, Track 'n Trail-California had elected S corporation status for federal income taxes and most state income taxes. Overland is a C corporation for federal and state income tax purposes. Under S corporation status, Track 'n Trail-California's income, other than that of Overland, was taxable to its stockholders personally, with only minimal state income taxes charged to Track 'n Trail-California.

   Upon completion of the Reorganization in October 1997, Track 'n Trail-California converted from an S corporation to a C corporation under provisions of the Internal Revenue Code and state statutes and, accordingly, became subject to federal and state income tax on all of its income. Upon termination of the S corporation election, deferred income taxes of $1,324,000, representing the net tax effect of differences between Track 'n Trail-California's financial statement and tax bases in certain assets and liabilities, became a net asset and was included in the consolidated balance sheet with a corresponding non-recurring decrease in tax expense in the consolidated statement of operations as of the date of the Reorganization. Such deferred tax assets relate primarily to differences in the financial statement and tax bases of fixed assets and inventory and the effect of rent and stock compensation plan deductions for accounting, but not tax, purposes.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

1. SIGNIFICANT ACCOUNTING POLICIES, continued:

   Pro forma net income (unaudited) has been computed to include a provision for income taxes at an effective tax rate of 40.0% representing management's estimate of the effective tax rate as if the Reorganization had been in effect and Track 'n Trail-California had been a C corporation for all periods presented.

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. No allowance against deferred tax assets was provided as of December 27, 1997 or December 28, 1996.

                                 STOCK OPTIONS

   As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to measure and record compensation costs relative to stock option and purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and make pro forma disclosure of net income and earnings per share as if the fair value based method of valuing stock options had been applied.

                                 RENT EXPENSE

   Rent expense is recognized on a straight-line basis over the respective lease term. Rents accrued but not contractually due are reported as deferred rent. Contingent rental expense, based on store sales, is recognized when incurred.

                                   ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------


2. EARNINGS PER SHARE:

   Effective December 27, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which was effective for accounting periods ending after December 15, 1997. SFAS No. 128 and related recently released positions of the staff of the Securities and Exchange Commission changed the method of calculating earnings per share and require a dual presentation of basic and diluted earnings per share. In accordance with the provisions of SFAS No. 128, historical and pro forma earnings per share information for all periods presented have been restated to the methodology and disclosures specified in SFAS No. 128.

   A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                             HISTORICAL EARNINGS PER SHARE
                                                           ----------------------------------
                                                             1997         1996        1995
                                                           ---------   ----------   ---------
  Income available to common stockholders (net income)
   for basic and diluted earnings per share                 $5,180      $4,364       $2,386
                                                            ------      ------       ------
                                                            ------      ------       ------

  Shares for basic earnings per share                        4,700       4,108        4,108

  Dilutive effect of stock options (treasury stock method)     327          94           --
                                                            ------      ------       ------
  Shares for diluted earnings per share                      5,027       4,202        4,108
                                                            ------      ------       ------
                                                            ------      ------       ------
  Basic earnings per share                                  $ 1.10      $ 1.06       $ 0.58
                                                            ------      ------       ------
                                                            ------      ------       ------
  Diluted earnings per share                                $ 1.03      $ 1.04       $ 0.58
                                                            ------      ------       ------
                                                            ------      ------       ------


                                                             PRO FORMA EARNINGS
                                                            PER SHARE (UNAUDITED)
                                                           ----------------------
                                                              1997        1996
                                                           ---------   ----------
  Income available to common stockholders (pro forma net
   income) basic and diluted earnings per share             $3,179       $2,869
                                                            ------       ------
                                                            ------       ------
  Shares for basic earnings per share                        4,700        4,108
  Dilutive effect of stock options (treasury stock method)     327           94
  Distribution shares                                          421          828
                                                            ------       ------

  Shares for diluted earnings per share                      5,448        5,030
                                                            ------       ------
                                                            ------       ------
  Basic earnings per share                                  $ 0.68       $ 0.70
                                                            ------       ------
                                                            ------       ------
  Diluted earnings per share                                $ 0.58       $ 0.57
                                                            ------       ------
                                                            ------       ------


                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

2. EARNINGS PER SHARE, continued:

   All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

   In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Offering and market prices thereafter.

   Distribution shares included in weighted average common shares outstanding used to compute pro forma diluted earnings per share (unaudited) for fiscal 1997 represents the weighted number of shares of common stock sold in the Offering, the net proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares included in the computation of pro forma diluted earnings per share (unaudited) for the fiscal 1996 represents the number of shares of common stock sold in the Offering, the proceeds of which would be necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 and thereafter until the consummation of the Offering over earnings during fiscal 1996.

3. CONCENTRATION OF CREDIT RISK:

   Cash and cash equivalents include cash balances and all highly liquid investments with an original maturity of three months or less at the date of purchase. Cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

4. FIXED ASSETS:

   Fixed assets consist of (in thousands):

                                                     DECEMBER 27,    DECEMBER 28,
                                                        1997            1996
                                                     ------------    ------------
     Leasehold improvements                            $ 8,645         $ 7,237
     Furniture, fixtures and equipment                   4,493           3,671
     Vehicles                                               --              16
                                                       -------         -------
                                                        13,138          10,924

     Less accumulated depreciation                      (5,854)         (4,342)
                                                       -------         -------
       Fixed assets, net                               $ 7,284         $ 6,582
                                                       -------         -------
                                                       -------         -------

   Depreciation expense for fiscal years 1997, 1996 and 1995, was $1,579,000, $1,098,000 and $916,000, respectively.

5. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

   In 1997 and 1996, the Company had a revolving loan agreement (Revolving Loan Agreement) which was paid in full from a portion of the proceeds of the Offering.

   Upon the consummation of the Offering, the Company obtained a $10.0 million revolving line of credit (Revolving Line) from a bank, which is due October 1999. Of the total amount available under the line, up to $1.5 million may be allocated to letters of credit. Advances under the Revolving Line, including outstanding letters of credit (of which $857,000 were issued at December 27, 1997), are limited to a percentage of eligible inventory. Available additional borrowings under the Revolving Line were approximately $9.1 million at December 27, 1997. Borrowings under the Revolving Line are collateralized by substantially all of the Company's assets.

   The Revolving Line bears interest, at the option of the Company, at either the bank's reference rate (8.50% at December 27, 1997) or LIBOR (5.91% at December 27, 1997), plus 2.0%, payable monthly. The weighted average interest rates for fiscal years 1997, 1996 and 1995, were 8.94%, 8.77% and 9.40%, respectively.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

5. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT, continued:

   The Revolving Line requires the Company to meet certain financial covenants including minimum financial ratios, limits on dividends and acquisitions of capital assets.

   Long-term debt consists of (in thousands):

                                                       DECEMBER 27,   DECEMBER 28,
                                                           1997           1996
                                                       ------------   ------------
     Bank term loan under Revolving Loan
       Agreement, repaid in 1997                          $  --          $ 2,700
     Subordinated promissory note, repaid in 1997            --            3,500
     Subordinated promissory notes, repaid in 1997           --            2,494
     Term note, repaid in 1997                               --              967
     Auto loans, repaid in 1997                              --               20
     Construction notes to store lessors, interest
       ranging from 9% to 12%, without collateral,
       due at various dates through 2000                     74              185
     Promissory note, interest at 9.36%, collateralized
       by leasehold improvements, due 2000                  162              219
                                                          -----          -------
         Total                                              236           10,085

         Less current portion                              (116)          (3,060)
                                                          -----          -------
         Long-term portion                                $ 120          $ 7,025
                                                          -----          -------
                                                          -----          -------

   Scheduled maturities of long-term debt at December 27, 1997, are as follows (in thousands):


              1998                                 $116
              1999                                   84
              2000                                   36
                                                   ----
                Total                              $236
                                                   ----
                                                   ----

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

6. STOCK OPTION AND PURCHASE PLANS:

                           STOCK APPRECIATION RIGHTS

   Until canceled on July 1, 1996, the Company had granted stock appreciation rights to certain key employees, which were measured and were vesting over the period from 1992 to 1997. Under the agreements, the employees were to receive certain percentages of appreciation of the Company's capital stock during the measurement period based on agreed-upon appreciation measurement methodologies. Compensation expense was accrued over the term of the agreements for the cost of the stock appreciation rights.

   The stock appreciation rights were canceled on July 1, 1996, in exchange for grants of nonqualified options under the Company's 1996 Stock Option Plan, as described below. The accrued liability at the date of cancellation in connection with compensation previously recognized under the stock appreciation rights was offset against total compensation inherent in the nonqualified stock options granted.

                               STOCK OPTION PLAN

   In June 1996, Track 'n Trail-California stockholders approved the adoption of the 1996 Stock Option Plan (Plan). Effective upon the Reorganization, the Company assumed the Plan and, effective as of the date of the Offering, amended and restated the Plan. Upon the Reorganization, options to purchase shares of the Company's common stock were exchanged for all stock options then outstanding pursuant to the Plan to purchase shares of the common stock of Track 'n Trail-California. The terms and conditions of the options exchanged were equivalent. A total of 1,055,735 shares of common stock are reserved for issuance under the Plan.

   The Plan provides for the granting of nonstatutory stock options (NSOs) to employees, directors, consultants and advisors of the Company. The Plan also provides for the granting of incentive stock options (ISOs) to employees. The Plan provides for formula grants to non-employee directors of the Company (Outside Directors). Each such Outside Director automatically received NSOs to purchase 5,000 shares of common stock upon their initial appointment as an Outside Director and, upon each annual meeting of stockholders after their initial appointment, will receive NSOs to purchase 1,250 shares (unless the Outside Director was appointed prior to such a meeting, in which case the annual grant will occur at the second annual meeting following the initial appointment). The Plan provides that the option exercise price for ISOs and Outside Director options must be at least equal to 100% of the fair market value of the common stock on the date of grant. Options will have exercise and vesting terms as determined at the date of the grant by a compensation committee of the Company's board of directors; however, the options must have exercise and vesting terms of no more than ten years from the date of grant.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

6. STOCK OPTION AND PURCHASE PLANS, continued:

   The following is a summary of the activity in stock options granted during the fiscal years ended December 27, 1997 and December 28, 1996:

                                              INCENTIVE STOCK      NONQUALIFIED STOCK
                                                  OPTIONS               OPTIONS
                                              ------------------   ------------------
                                                        WEIGHTED            WEIGHTED
                                                        AVERAGE              AVERAGE
                                                        EXERCISE             EXERCISE
                                               SHARES    PRICE      SHARES    PRICE
                                              --------  --------   -------  ---------
     Outstanding as of December 31, 1995            --    $  --         --     $  --

     Granted                                   501,168        4    350,618      0.01
                                               -------             -------
     Outstanding as of December 28, 1996       501,168        4    350,618      0.01

     Granted                                        --       --     10,000      9.75
     Canceled                                  (20,127)       4         --        --
     Exercised                                  (4,931)       4         --        --
                                               -------             -------
     Outstanding as of December 27, 1997       476,110     $  4    360,618     $0.28
                                               -------     ----    -------      ----
                                               -------     ----    -------      ----
     Options exercisable as of
       December 27, 1997                       476,110     $  4    350,618     $0.01
                                               -------     ----    -------      ----
                                               -------     ----    -------      ----
     Options exercisable as of
       December 28, 1996                       100,228     $  4    212,383     $0.01
                                               -------     ----    -------      ----
                                               -------     ----    -------      ----


   The weighted average remaining contractual life at December 27, 1997, of all outstanding options, all outstanding NSOs with an exercise price of $0.01 and all outstanding ISOs was 8.5 years, and for all outstanding NSOs with an exercise price of $9.75 was 9.8 years.

   All outstanding ISOs vested upon the Offering. No compensation resulted from the grant of ISOs in fiscal 1996.

   NSOs for 177,825 shares vested upon grant, 34,558 shares vested on December 15, 1996, and an additional 138,235 shares vested upon the Offering. The remaining NSOs for 10,000 shares (granted to the Outside Directors upon appointment) vest prorata on October 16 of each of four years commencing on October 16, 1998.

   The excess of the fair value of common stock at the date of the grant over the exercise price of the NSOs represents the per share compensation of the NSOs that is recorded as compensation and as an increase in additional paid-in capital when the stock options vest. A one-time increase in additional paid-in capital of $597,000 was recorded in 1996 for the liability that was eliminated upon exchange of the stock appreciation rights for NSOs.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

6. STOCK OPTION AND PURCHASE PLANS, continued:

   Compensation expense recognized for stock compensation awards, including stock appreciation rights, amounted to $67,000, $116,000 and $196,000 during the 1997, 1996 and 1995 fiscal years, respectively.

                         EMPLOYEE STOCK PURCHASE PLAN

   In April 1997, the Company adopted the Employee Stock Purchase Plan (Purchase Plan) effective as of the closing of the Offering. The Purchase Plan covers an aggregate of 150,000 shares of common stock and is intended to qualify as an employee stock purchase plan within the meaning of
   Section 423 of the Internal Revenue Code. The plan administrator, appointed by the Company's board of directors, may authorize participation by eligible employees, including officers, in periodic Purchase Plan offerings. Under its terms, the board of directors may amend, modify or terminate the Purchase Plan at any time without notice.

   Substantially all full-time (as defined) employees with at least one year service prior to the commencement of the participation period are eligible to participate in the Purchase Plan; however, any highly compensated employee (as defined) who owns 3.0% or more of the outstanding stock in the Company may not participate in the Purchase Plan. Employees who participate in a Purchase Plan offering may have a percentage of their earnings (as established by the plan administrator) withheld pursuant to the Purchase Plan. The amount withheld will be used to purchase shares of common stock on dates specified by the board at a price that will be equal to 85.0% of the lesser of the fair market value of the common stock at the commencement of each Purchase Plan offering period or at the relevant purchase date. Employees may end their participation in a Purchase Plan offering at any time during the Purchase Plan offering period except as provided under the terms of the Purchase Plan offering. Participation ends automatically on termination of employment with the Company.

   The initial Purchase Plan offering commenced in October 1997 and terminated on December 31, 1997. A second Purchase Plan offering commenced January 1, 1998, and will terminate no later than December 31, 1999. As of December 27, 1997, no shares had been issued under the Purchase Plan. In January 1998, 2,833 shares of common stock were issued pursuant to the Purchase Plan for $21,000.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

6. STOCK OPTION AND PURCHASE PLANS, continued:

                        PRO FORMA RESULTS OF OPERATIONS

   The weighted-average, grant-date fair value, computed in accordance with the measurement provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, of all options granted during fiscal 1997 and 1996, net of the liability recorded in 1996 in connection with stock appreciation rights canceled in exchange for the NSOs, was $61,000 and $170,000, respectively. The weighed-average, grant-date fair value was estimated in fiscal 1997 and 1996, respectively, assuming risk-free interest rates of 5.97% and 6.49%, an expected life of five years, expected volatility of 55.0% for 1997, no expected volatility for l996 as the Company had no trading record and no expected dividends.

   Results of operations, computed on a pro forma basis to assume that the measurement provisions of SFAS No. 123 had been adopted, would have been the same as the results of operations, as reported, for fiscal year 1996 and as follows for fiscal 1997 (in thousands, except per share information):

                                                      AS REPORTED     PRO FORMA
                                                      -----------     ---------
     Net income                                          $5,180        $5,173
                                                         ------        ------
                                                         ------        ------
     Pro forma net income, as though a
     C corporation                                       $3,179        $3,173
                                                         ------        ------
                                                         ------        ------
     Historical earnings per share:
     Basic earnings per share                            $ 1.10        $ 1.10
                                                         ------        ------
                                                         ------        ------
     Diluted earnings per share                          $ 1.03        $ 1.03
                                                         ------        ------
                                                         ------        ------
     Pro forma earnings per share, as
     though a C corporation:
     Basic earnings per share                            $ 0.68        $ 0.68
                                                         ------        ------
                                                         ------        ------
     Diluted earnings per share                          $ 0.58        $ 0.58
                                                         ------        ------
                                                         ------        ------


7. NOTES RECEIVABLE FROM RELATED PARTIES:

   Notes receivable from related parties at December 30, 1995, consisted of $1,036,000 in stockholder demand notes and $33,000 in related party demand notes. The balance was distributed to the stockholders in 1996 along with additional notes of $591,000 related to advances made to such parties in 1996.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

8. LEASE COMMITMENTS:

   The Company operates its stores, main office and warehouse from facilities under operating lease agreements which expire at various dates through 2009. The store leases require minimum annual rentals plus, in some cases, periodic increases stipulated in the lease agreements (fixed amounts or percentages, in some cases, and increases indexed to consumer price increases, in other cases). Some leases also provide for contingent rentals based on sales. The Company is generally responsible for maintenance, insurance and property taxes. At December 27, 1997, future minimum lease payments under all noncancelable leases are as follows (in thousands):

                   1998                                  $ 9,417
                   1999                                    8,172
                   2000                                    7,279
                   2001                                    6,940
                   2002                                    6,620
                   Thereafter                             18,909
                                                         -------
                     Total                               $57,337
                                                         -------
                                                         -------

   Rent expense was $8,912,000, $6,160,000 and $4,964,000 during fiscal years 1997, 1996 and 1995, including contingent rentals of $119,000, $123,000 and $130,000, respectively.

9. EMPLOYEE BENEFIT PLAN:

   The Company has a 401(k) profit-sharing plan for the benefit of employees who meet certain eligibility requirements. Participants may make tax deferred contributions of up to 15% of earned income, limited to the maximum allowed under the Internal Revenue Code. Employer contributions match at least 50% of participant contributions to a maximum of 4% of earned income. Employee contributions vest immediately. Employer contributions vest based on years of employment with the Company, with full vesting in five years. The employer contribution was $81,000, $50,000 and $58,000 in fiscal years 1997, 1996 and 1995, respectively.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

10. INCOME TAXES:

   The provision for income taxes consists of (in thousands):

                                           FISCAL YEAR ENDED
                             ----------------------------------------------
                             DECEMBER 27,    DECEMBER 28,      DECEMBER 30,
                                 1997            1996              1995
                             ------------    ------------      ------------
Income taxes:
Current                      $  1,279            $  407              $  19
Deferred                          163                81                 22
Net deferred tax assets
recorded upon change
in tax status from
S corporation to
C corporation                 (1,324)                --                 --
                            ---------          ---------          ---------
                             $   118            $  488               $  41
                            ---------          ---------          ---------
                            ---------          ---------          ---------

   The components of deferred income taxes are (in thousands):

                                                         DECEMBER 27,   DECEMBER 28,
                                                            1997           1996
                                                         ------------   ------------
Depreciation                                                   $  860         $  269
Inventory - Uniform Capitalization                                253            116
Stock compensation programs                                       248             --
Deferred rent                                                     305            200
Accrued liabilities                                                57             34
Federal effect of deferred state taxes                             50           (43)
Other                                                            (94)           (58)
                                                         ------------   ------------
                                                             $  1,679         $  518
                                                         ------------   ------------
                                                         ------------   ------------

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. Based upon the availability of management's projections for future taxable income over the period in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

10. INCOME TAXES, continued:

   Differences between the Company's provision for income taxes and the federal statutory tax rate are:

                                                         FISCAL YEAR ENDED
                                         -------------------------------------------------
                                         DECEMBER 27,      DECEMBER 28,       DECEMBER 30,
                                            1997              1996               1995
                                         ------------      ------------       ------------
Federal statutory rate                     34.0%               34.0%             34.0%
Benefit due to Subchapter S
  tax status                              (12.0)              (28.3)            (34.0)
State income taxes                          3.6                 3.9               1.7
Permanent differences                       1.4                 0.2                --
Effect of change from S to C
Corporation tax status                    (24.9)                 --                --
Other                                       0.1                  --                --
                                        -------             -------            ------
                                            2.2%                9.8%              1.7%
                                        -------             -------            ------
                                        -------             -------            ------

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments:

  CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the immediate or short-term maturity of these financial instruments.

  BANK LINE OF CREDIT: The carrying amounts approximate fair value due to the floating interest rate and short maturity nature of these financial instruments.

  LONG-TERM DEBT: The carrying amounts, totaling $236,000 at December 27, 1997, are not believed to differ materially from fair value. The carrying amounts at December 28, 1996, approximate fair value due to floating rates on the recent issuance of the fixed rate notes.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

12. SUPPLEMENTAL CASH FLOW INFORMATION:

   Supplemental cash flow information is as follows (in thousands):

                                                    FISCAL YEAR ENDED
                                         -------------------------------------------
                                         DECEMBER 27,    DECEMBER 28,   DECEMBER 30,
                                            1997            1996           1995
                                         ------------    ------------   ------------
Interest paid                            $      1,360    $        615   $        401
                                         ------------    ------------   ------------
                                         ------------    ------------   ------------
Income taxes paid                        $        644    $         73   $         78
                                         ------------    ------------   ------------
                                         ------------    ------------   ------------
Noncash investing and financing
 transactions:
   Acquisition of Overland:
    Purchase price, including
     acquisition costs                   $       558     $      2,733   $        --
    Minority interest eliminated                 105               --            --
    Less debt issued in connection
     with the acquisition                       (663)          (2,493)           --
                                         ------------    ------------   ------------
Cash paid for acquisition                $        --     $        240   $        --
                                         ------------    ------------   ------------
                                         ------------    ------------   ------------
Distribution of notes receivable to
  stockholders                           $        --     $      1,660   $        --
                                         ------------    ------------   ------------
                                         ------------    ------------   ------------
Cancellation of stock appreciation
  rights                                 $        --     $        596   $        --
                                         ------------    ------------   ------------
                                         ------------    ------------   ------------

13.  BUSINESS COMBINATION:

On October 25, 1996, Track 'n Trail-California, together with its stockholders, obtained 33 Overland Trading stores by acquiring the outstanding common stock of Overland (Note 1, PRINCIPLES OF CONSOLIDATION; MINORITY INTEREST). Track 'n Trail-California purchased the 79.0% interest for approximately $2,733,000 consisting of promissory notes to the sellers of approximately $2,493,000 and warrants issued to the sellers valued at nominal amounts, plus acquisition costs of $240,000. The warrants give the sellers the right to purchase up to 49,392 shares of the Company's common stock at $10.50 per share until October 25, 2001.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

13. BUSINESS COMBINATION, continued:

   Effective on January 1, 1997, Track 'n Trail-California acquired from its stockholders the remaining 21.0% interest in Overland at their purchase price by assuming the $663,000 Seller Notes previously issued by Track 'n Trail-California's stockholders.

   Total promissory notes issued by Track 'n Trail-California and its stockholders in exchange for the common stock of Overland was $3,157,000 (the Seller Notes). The Seller Notes were repaid with a portion of the proceeds of the Offering in October 1997.

   Also, in connection with the acquisition, Overland repurchased all of its outstanding preferred stock in exchange for a $3,500,000 subordinated promissory note (the Subordinated Note) and borrowed $2,559,000 under a line of credit arranged by Track 'n Trail-California, which was used to repay Overland's outstanding line of credit, retire a note payable, pay accumulated dividends to its preferred stockholders and provide additional working capital, all of which were recorded by Overland in connection with the acquisition. Track 'n Trail-California guaranteed the Subordinated Note. The Subordinated Note was repaid with a portion of the proceeds of the Offering in October 1997.

   Additionally, Track 'n Trail-California issued warrants to an investment bank in consideration of financial advisory services rendered in connection with the acquisition of Overland. The warrants allow the investment bank to purchase up to 74,089 shares of the Company's common stock at $12.60 per share for four years commencing October 1998. Under their terms, the warrants may be exercised prior to October 1998 upon a change in control of the Company. The warrants held by both the Overland sellers and the investment bank were assigned only a nominal value because of the restrictive terms of the warrants when issued.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

13. BUSINESS COMBINATION, continued:

   The assets and liabilities of Overland were recorded at the fair value at the time of the acquisition, based on management's estimates of value, and the excess of the purchase price over amounts allocated to identifiable net assets was recorded as goodwill, as follows (in thousands):

                                                  79.0%             21.0%
                                                 INTEREST         INTEREST
                                                 --------         --------
Inventory                                        $  6,911         $    --
Store fixtures, leasehold improvements
  and office equipment                              1,908              --
Accounts receivable and prepaid expenses              406              --
Deferred income taxes                                 555              --
Accounts payable and accrued liabilities           (3,040)             --
Line of credit and long-term debt                  (6,124)             --
Other liabilities                                    (608)             --
Minority interest (21.0%) in net assets                --             105
Goodwill                                            2,725             558
                                                 --------         --------
  Purchase price                                 $  2,733         $   663
                                                 --------         --------
                                                 --------         --------

   Goodwill recorded in connection with the acquisition is being amortized using the straight line method over a 20-year period. Accumulated amortization at December 27, 1997 and December 28, 1996, was $199,000 and $34,000, respectively.

   Results of operations of Overland are included in the consolidated financial statements from October 25, 1996, with the portion attributable to the 21.0% minority interest held by Track 'n Trail-California's stockholders shown as minority interest in 1996.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 -----------

13. BUSINESS COMBINATION, continued:

   If the Company had purchased 100% of Overland's common stock as of the beginning of fiscal year 1995, pro forma condensed consolidated results of operations (unaudited) would have been (in thousands):


                                             PRO FORMA, ASSUMING
                                           ACQUISITION OCCURRED AT
                                           BEGINNING OF FISCAL 1995
                                                  (UNAUDITED)
                                           -------------------------
                                             FISCAL          FISCAL
                                              1996            1995
                                           ---------        --------
      Net sales                              $  84,186      $  70,660
      Gross profit                           $  39,726      $  33,275
      Operating income                       $   5,176      $   2,763
      Net income                             $   3,576      $   1,467

      Pro forma net income, as though a C
         corporation                         $   2,246      $     728

      Historical earnings per share:
        Basic earnings per share             $    0.87      $    0.36
        Diluted earnings per share           $    0.85      $    0.36

      Pro forma earnings per share,
       as though a C corporation:
       Basic earnings per share              $    0.55
       Diluted earnings per share            $    0.45


   Pro forma net income (unaudited) in the above table is computed after deducting a pro forma provision for income taxes at the effective rate of 40% representing management's estimate of the effective rate that would have been in effect had Track 'n Trail-California been a C corporation.

14. CONTINGENCIES:

   The Company is also involved in various claims arising out of the normal course of the conduct of business. Management believes, after reviewing such matters with legal counsel, that the outcome of pending claims will not have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective January 15, 1996, Coopers & Lybrand L.L.P. was engaged as the Company's principal independent auditors, replacing Deloitte & Touche LLP ("Deloitte"). The decision to change independent accountants was approved by the Company's Board of Directors. In the period from December 26, 1993 through January 15, 1996, Deloitte issued no audit report which was qualified or modified as to uncertainty, audit scope or accounting principles, or which contained adverse opinions or disclaimers of opinion on any of the Company's financial statements, and there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Prior to January 15, 1996, the Company had not consulted with Coopers & Lybrand L.L.P. on items which involved the Company's accounting principles, the application of accounting principles to a specified transaction, or the form of audit opinion to be rendered on the Company's financial statements.


                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.


                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     1.   Financial Statements:
               Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

     2.   Financial Statement Schedules:
               Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits:
               The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

          Exhibit
           Number     Notes            Description of Document
          --------    -----            -----------------------
            3.1       (1)      Amended and Restated Certificate of Incorporation of
                               the Registrant.
            3.2       (1)      Amended and Restated Bylaws of the Registrant.
            4.1       (1)      Form of Common Stock Certificate.
            4.2       (1)      Registration Rights Agreement among the Registrant
                               and certain stockholders.
           10.1       (1)      Employment Agreement dated January 3, 1994 between
                               Registrant and Gregory M. Kilgore.
           10.2       (1)      Employment Agreement dated January 3, 1994 between
                               Registrant and John E. Wilkinson
           10.3       (1)      Employment Agreement dated January 3, 1994 between
                               Registrant and Daniel J. Nahmens.
           10.4       (1)      Employment Agreement dated January 3, 1994 between
                               Registrant and David T. Morgan.

           10.5       (1)      Amended and Restated 1996 Stock Option Plan.
           10.6       (1)      Form of Incentive Stock Option and Stock Option
                               Agreement, as amended.
           10.7       (1)      Form of Nonqualified Stock Option and Stock Option
                               Agreement, as amended.
           10.8       (1)      Agreement for Distribution of Accumulated
                               Adjustments Account and Tax Indemnification.
           10.9       (1)      Form of Indemnification Agreement between the
                               Company and directors and certain officers.
          10.10       (1)      Stock Exchange Agreement between the Company, Track
                               'n Trail-California and certain stockholders.
          10.11       (1)      Warrant to Purchase Common Stock issued to Ladenburg
                               Thalmann & Co. Inc.
          10.12       (1)      Form of Warrant to Purchase Common Stock issued to
                               stockholders of Overland Management Corporation.
          10.13                Loan Agreement dated as of  October 16, 1997 between
                               Union Bank and the subsidiaries of the Registrant.
          10.14                Continuing Guaranty dated as of September 25, 1997
                               between Union Bank and the Registrant.
           16.1                Letter regarding change in certifying accountant.
           21.1       (1)      List of Subsidiaries of the Registrant.
           23.1                Consent of Coopers & Lybrand L.L.P.
           24.1                Power of Attorney (see page 49 of this Form 10-K).
           27.1                Financial Data Schedule.
           27.2                Restated Financial Data Schedule (Form 10-Q for the
                               quarter ended September 27, 1997).
           27.3                Restated Financial Data Schedule (Form S-1--File
                               No. 333-23195).

          Notes
          -------
          (1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-23195).

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 19, 1998 on its behalf by the undersigned, thereunto duly authorized.



                                       TRACK 'N TRAIL

                                       By     /s/ GREGORY M. KILGORE
                                          -------------------------------------
                                                  Gregory M. Kilgore
                                          President and Chief Operating Officer


                          POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Kilgore and Daniel J. Nahmens, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                             Title                                         Date
    ---------                            -------                                       ------
/s/ GREGORY M. KILGORE        President, Chief Operating Officer                       3/19/98
---------------------------   (Principal Executive Officer), and
                              Director

/s/ DANIEL J. NAHMENS         Vice President - Finance, Chief Financial                3/19/98
---------------------------   Officer (Principal Financial and
                              Accounting Officer), Treasurer and Secretary

/s/ DAVID L. SUECHTING, JR.   Chairman of the Board                                    3/19/98
---------------------------

/s/ BARBARA J. SUECHTING      Director                                                 3/19/98
---------------------------

/s/ HELEN C. BULWIK           Director                                                 3/19/98
---------------------------
