Form 10-Q
period 1998-03-28
TRACK N TRAIL INC
filed 1998-05-07
CIK 1029932

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                     FORM 10-Q
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998


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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of May 1, 1998 was 6,842,644.

                                   TRACK 'N TRAIL

                                     FORM 10-Q

                            QUARTER ENDED MARCH 28, 1998



                                       INDEX


                                                                           PAGE
                                                                           ----
PART I:   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 28, 1998
               and December 27, 1997 . . . . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Operations for the 13-Weeks
               ended March 28, 1998  and March 29, 1997. . . . . . . . . . .2

               Consolidated Statements of Cash Flows for the 13-Weeks
               ended March 28, 1998 and March 29, 1997 . . . . . . . . . . .3

               Notes to Consolidated Financial Statements. . . . . . . . .4-5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .6-8


PART II:  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .9


SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           TRACK 'N TRAIL AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                      ---------




                                                                 MARCH 28,    DECEMBER 27,
                                                                   1998           1997
                          ASSETS                               ------------   ------------

Current assets:
   Cash and cash equivalents                                   $        709   $      2,383
   Accounts receivable                                                  676          1,540
   Inventories                                                       27,803         27,852
   Prepaid expenses                                                     282            311
   Prepaid income taxes                                                 674             --
   Deferred income taxes                                                317            317
                                                               ------------   ------------

        Total current assets                                         30,461         32,403

Fixed assets, net                                                     7,603          7,284
Goodwill, net                                                         3,043          3,084
Deferred income taxes                                                 1,362          1,362
                                                               ------------   ------------

                         Total Assets                          $     42,469   $     44,133
                                                               ------------   ------------
                                                               ------------   ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                                    $      1,129   $         --
   Current maturities of long-term debt                                  64            116
   Accounts payable                                                   6,547          6,958
   Accrued payroll and bonuses                                          591            668
   Sales tax payable                                                    430            874
   Income taxes payable                                                  --          1,089
   Accrued expenses and other liabilities                               933            802
                                                               ------------   ------------

        Total current liabilities                                     9,694         10,507

Deferred rent                                                         1,431          1,424
Long-term debt, net of current maturities                                88            120
                                                               ------------   ------------

        Total liabilities                                            11,213         12,051
                                                               ------------   ------------


Stockholders' equity:
   Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; no shares issued or outstanding                         --             --
   Common stock, $0.01 par value; 20,000,000 shares
     authorized; 6,842,644 and 6,839,811 shares issued and
     outstanding at March 28, 1998 and December 27, 1997                 68             68
   Additional paid-in capital                                        25,793         25,772
   Retained earnings                                                  5,395          6,242
                                                               ------------   ------------

        Total stockholders' equity                                   31,256         32,082
                                                               ------------   ------------

            Total liabilities and stockholders' equity         $     42,469   $     44,133
                                                               ------------   ------------
                                                               ------------   ------------

      The accompanying notes are an integral part of these financial statements.

                           TRACK 'N TRAIL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      ---------




                                                                      PERIOD ENDED
                                                               ---------------------------

                                                                 MARCH 28,      MARCH 29,
                                                                   1998           1997
                                                                (13 WEEKS)     (13 WEEKS)
                                                               ------------   ------------

Net sales                                                      $     18,908   $     16,867

Cost of sales                                                        10,065          8,857
                                                               ------------   ------------

        Gross profit                                                  8,843          8,010
                                                               ------------   ------------

Operating expenses:
   Selling and marketing                                              8,239          7,194
   Administrative and distribution                                    2,007          1,780
                                                               ------------   ------------

        Total operating expenses                                     10,246          8,974
                                                               ------------   ------------

        Operating loss                                               (1,403)          (964)

Other (income) expense:
   Interest                                                               5            289
   Other, net                                                             5            (10)
                                                               ------------   ------------

        Loss before income taxes                                     (1,413)        (1,243)

Income tax benefit                                                      565            416
                                                               ------------   ------------

        Net loss                                               $       (848)  $       (827)
                                                               ------------   ------------
                                                               ------------   ------------

Historical earnings (loss) per share:
   Basic                                                       $      (0.12)  $      (0.20)
                                                               ------------   ------------
                                                               ------------   ------------
   Diluted                                                     $      (0.12)  $      (0.20)
                                                               ------------   ------------
                                                               ------------   ------------

Pro forma income data (unaudited):
   Historical loss before income taxes                                        $     (1,243)
   Pro forma income tax benefit(Note 1)                                                497
                                                                              ------------

   Pro forma net loss                                                         $       (746)
                                                                              ------------
                                                                              ------------

Pro forma earnings (loss) per share:
   Basic                                                                      $      (0.18)
                                                                              ------------
                                                                              ------------
   Diluted                                                                    $      (0.16)

                                                                              ------------
                                                                              ------------

      The accompanying notes are an integral part of these financial statements.

                           TRACK 'N TRAIL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                      ---------


                                                                                 MARCH 28,     MARCH 29,
                                                                                   1998          1997
                                                                               (13 WEEKS)     (13 WEEKS)
                                                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                                                    $       (848)  $       (827)
  Adjustments to reconcile to cash used for operating activities:
     Depreciation and amortization                                                     479            411
     Loss (gain) on disposal of fixed assets                                             3            (10)
     Compensation recorded in connection
       with stock option plans                                                          --              4
     Deferred income taxes                                                              --           (114)
     Cash provided by (used for) changes in operating assets
       and liabilities:
        Accounts receivable                                                            863            327
        Inventories                                                                     49         (4,648)
        Prepaid expenses                                                                30           (492)
        Prepaid income taxes                                                          (674)          (297)
        Accounts payable and other accrued liabilities                                (802)         1,704
        Income taxes payable                                                        (1,089)          (476)
        Deferred rent                                                                    8              5
                                                                              ------------   ------------

        Cash used for operating activities                                          (1,981)        (4,413)
                                                                              ------------   ------------

Cash flows from investing activities:
  Purchases of fixed assets                                                           (759)          (438)
  Proceeds from sale of fixed assets                                                    --             21
                                                                              ------------   ------------

        Cash used for investing activities                                            (759)          (417)
                                                                              ------------   ------------

Cash flows from financing activities:
  Bank line of credit:
     Borrowings                                                                      3,290         12,280
     Repayments                                                                     (2,160)        (6,020)
  Long-term debt:
     Borrowings                                                                         --             --
     Repayments                                                                        (84)          (258)
  Payment of distributions to stockholders                                              --         (1,529)
  Proceeds from issuance of Common Stock                                                20             --
                                                                              ------------   ------------

        Cash provided by financing activities                                        1,066          4,473
                                                                              ------------   ------------

        Decrease in cash and cash equivalents                                       (1,674)          (357)

Cash and cash equivalents, beginning of period                                       2,383            977
                                                                              ------------   ------------

Cash and cash equivalents, end of period                                      $        709   $        620
                                                                              ------------   ------------
                                                                              ------------   ------------

      The accompanying notes are an integral part of these financial statements.

                           TRACK 'N TRAIL AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     INTERIM RESULTS

     The accompanying consolidated financial statements for the thirteen-weeks ended March 28, 1998 and March 29, 1997 have been prepared in accordance with generally accepted accounting principles, ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 27, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

     PRO FORMA INFORMATION

     Pro forma net income has been computed for periods during which a portion of the Company's income was subject to S corporation taxes to include a provision for income taxes at an effective tax rate of 40% representing management's estimate of the effective tax rate as if the Company had been a C corporation for all such periods.

2.  EARNINGS PER SHARE

     Earnings per share ("EPS") is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock, that then shared in earnings of the entity.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

     HISTORICAL EARNINGS PER SHARE



                                                                           March 28,      March 29,
                                                                              1998           1997
                                                                           (13 weeks)     (13 weeks)
                                                                           ---------      ---------
     Income available to common stockholders (net loss) for basic
     and diluted earnings per share. . . . . . . . . . . . . . . . . .     $    (848)     $    (827)
                                                                           ---------      ---------
                                                                           ---------      ---------

     Shares for basic and diluted earnings per share . . . . . . . . .         6,842          4,108
                                                                           ---------      ---------
                                                                           ---------      ---------


     Basic earnings (loss) per share . . . . . . . . . . . . . . . . .     $   (0.12)     $   (0.20)
                                                                           ---------      ---------
                                                                           ---------      ---------

     Diluted earnings (loss) per share . . . . . . . . . . . . . . . .     $   (0.12)     $   (0.20)
                                                                           ---------      ---------
                                                                           ---------      ---------


     PRO FORMA EARNINGS PER SHARE


                                                                           March 29,
                                                                             1997
                                                                           (13 weeks)
                                                                           ----------
     Income available to common stockholders (pro forma net loss) for
     basic and diluted earnings per share. . . . . . . . . . . . . . .     $     (746)
                                                                           ----------
                                                                           ----------

     Shares for basic earnings per share . . . . . . . . . . . . . . .          4,108
     Distribution Shares       . . . . . . . . . . . . . . . . . . . .            678
                                                                           ----------
     Shares for diluted earnings per share . . . . . . . . . . . . . .          4,786
                                                                           ----------
                                                                           ----------


     Basic earnings (loss) per share . . . . . . . . . . . . . . . . .     $    (0.18)
                                                                           ----------
                                                                           ----------

     Diluted earnings (loss) per share . . . . . . . . . . . . . . . .     $    (0.16)
                                                                           ----------
                                                                           ----------


     In connection with the application of the provisions of SFAS No. 128, historical and pro forma diluted earnings (loss) per share for the 13 weeks ended March 29, 1997 previously reported as $(0.19) and $(0.15), respectively, in the unaudited quarterly financial data shown in the Company's 1997 Annual Report on Form 10-K have been restated to $(0.20) and $(0.16), respectively.

     All warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT. In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Factors that could cause or contribute to such differences include those discussed below. These and other risks and uncertainties related to the business are described in detail in the Company's Annual Report on Form 10-K under the heading "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. As of March 28, 1998, the Company operated 113 Track 'n Trail stores and 38 Overland Trading stores in 28 states.

     Pursuant to a reorganization (the "Reorganization"), effected shortly prior to the consummation of the Company's initial public offering (the "Offering") on October 16, 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation (Track 'n Trail-California), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests.

     Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal period. The Company's comparable store net sales grew 0.1% in the first 13 weeks of fiscal 1998.

     Track 'n Trail-California was treated as an S corporation for federal and certain state income tax purposes from June 28, 1992, until its S corporation status terminated as a result of the Reorganization on October 7, 1997 (the "Termination Date"). As a result, the earnings of Track 'n Trail-California during such period were taxed, with certain exceptions, directly to the stockholders of Track 'n Trail-California rather than to Track 'n Trail-California. Thereafter, Track 'n Trail-California has been subject to state and federal income taxes as a C corporation, and all references to fiscal 1997 net income in this Management's Discussion and Analysis are presented as if Track 'n Trail-California had been subject to income taxes at a combined state and federal income tax rate of 40%.

RESULTS OF OPERATIONS

     The following discussions compare the Company's results of operations for the 13 weeks ended March 28, 1998 with its results for the comparable period in the prior year. The results achieved in this period are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

THIRTEEN WEEKS ENDED MARCH 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 1997

     NET SALES

     Net sales were $18.9 million for the 13 weeks ended March 28, 1998, an increase of $2 million, or 12.1%, over the $16.9 million in net sales for the comparable period in the prior year. The increase in net sales of $2 million is primarily attributable to 22 stores opened in fiscal 1997 and three opened in the first 13 weeks of fiscal 1998. The Company expects to open approximately 32 additional stores (29 net of store closures) during the remainder of fiscal 1998, the bulk of which are scheduled for the end of the second quarter or the latter half of the fiscal year. Accordingly, the Company does not anticipate future store openings to have any material impact upon results of operations until the third quarter.

     GROSS PROFIT

     Gross profit was $8.8 million for the 13 weeks ended March 28, 1998, an increase of $833,000, or 10.4%, over the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 46.8% for the 13 weeks ended March 28, 1998 from 47.5% in the comparable period in the prior year. Markdowns taken to liquidate winter goods had a negative impact on gross profit as a percent of net sales for the 13 weeks ended March 28, 1998.

     SELLING AND MARKETING EXPENSES

     Selling and marketing expenses were $8.2 million for the 13 weeks ended March 28, 1998, an increase of $1 million, or 14.5%, over the $7.2 million recorded in the comparable period in the prior year. The increase is primarily attributable to 22 stores opened in fiscal 1997 and three stores opened in the first 13 weeks of fiscal 1998, none of which were open for the full comparable period in the prior year, offset by two store closures in the first 13 weeks of fiscal 1998. As a percentage of net sales, selling and marketing expenses increased to 43.6% in the 13 weeks ended March 28, 1998 from 42.7% in the comparable period in the prior year, primarily attributable to operating costs associated with new stores which historically have a lower initial sales base.

     ADMINISTRATIVE AND DISTRIBUTION EXPENSES

     Administrative and distribution expenses were $2 million for the 13 weeks ended March 28, 1998, an increase of $227,000, or 12.8%, over the comparable period in the prior year. This increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's expansion and becoming a public company. As a percentage of net sales, administrative and distribution expenses remained the same (10.6%) as in the comparable period in the prior year.

     INTEREST EXPENSE

     Interest expense decreased to $5,000, or less than 0.1% of net sales, for the 13 weeks ended March 28, 1998, from $289,000, or 1.7% of net sales, in the comparable period in 1997. This $284,000 decrease was primarily attributable to repayment of the debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering.

     NET INCOME

     The Company's net loss for the 13 weeks ended March 28, 1998 was $848,000, an increase of $102,000 over the net loss of $746,000 in the comparable period in 1997. The increase in net loss is primarily attributable to fixed operating costs associated with a larger store base, in a historically low sales period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's capital requirements relate primarily to the build-out of new stores, remodeling of existing stores and financing of inventories.

     The Company had $20.8 million in working capital as of March 28, 1998 compared to $21.9 million at the end of fiscal 1997, a decrease of $1.1 million. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

     Capital expenditures were $759,000 for the 13 weeks ended March 28, 1998. Capital expenditures in the first 13 weeks of 1998 were primarily for the build-out of three new stores, the completion of three of the stores opened in 1997, and construction on stores being remodeled as well as the build-out of two new stores to be opened in the second quarter of 1998. The Company estimates capital expenditures for the remainder of the year to be $3.1 million for the build-out of approximately 32 new stores, $80,000 for the completion of the build-out of a store opened in 1997, $700,000 for remodels and $400,000 for software and hardware upgrades.

     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed two stores in the first quarter of 1998 and anticipates closing three additional stores in 1998.

     Net cash used for operating activities for the 13 weeks ended March 28, 1998 was $2 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at March 28, 1998 were $27.8 million compared to $27.9 million at December 27, 1997. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The minimal change in inventory between December 27, 1997 and March 28, 1998 relates to a slightly higher than normal year end inventory level. This was primarily due to advantageous purchases from key vendors and early deliveries of spring merchandise received prior to December 27, 1997.

     Financing activities provided cash of $1.1 million for the 13 weeks ended March 28, 1998, attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements. Cash was also used from financing activities for the early retirement of long-term debt.

     Management believes that the Company's operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's fiscal 1998 store expansion program and to satisfy the Company's other capital requirements through fiscal 1998. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any potential future acquisitions.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company anticipates that its operating results will fluctuate as a result of a number of factors, including the number and timing of store openings and closures, seasonality, changes in pricing or promotion policies by the Company, its competitors or its suppliers, the availability and cost of merchandise and consumer acceptance of the products sold by the Company. The availability and cost of merchandise may, in turn, fluctuate due to a number of factors including changes in the Company's relationships with major suppliers, the Company's access to private label manufacturing capacity, foreign currency fluctuations and other risks associated with importing private label products from foreign countries.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
 Number        Description of Document
-------        --------------------------------------------------------------
   3.1*        Amended and Restated Certificate of Incorporation

   3.2*        Amended and Restated Bylaws

   4.1*        Form of Common Stock Certificate

  10.1         1998 Bonus Plan

  27.1         Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended March 28, 1998.


------------------------------
* Incorporated by reference to the correspondingly numbered exhibits in the Registrant's Registration Statement on Form S-1 (File No. 333-23195).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.







                                        TRACK 'N TRAIL




 Date:  May 1, 1998                     By:       /s/Daniel J. Nahmens
                                            ----------------------------------
                                                    Daniel J. Nahmens
                                                Vice President-Finance and
                                                Chief Financial Officer and
                                                Treasurer (on behalf of the
                                             Registrant and as the Registrant's
                                                  Principal Financial and
                                                     Accounting Officer)