Form 10-Q
period 1998-06-27
TRACK N TRAIL INC
filed 1998-08-06
CIK 1029932

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

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

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of August 3, 1998 was 6,851,961.

                                   TRACK 'N TRAIL

                                     FORM 10-Q

                            QUARTER ENDED JUNE 27, 1998



                                       INDEX

                                                                      PAGE
                                                                      ----

PART I:   FINANCIAL INFORMATION
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 27, 1998
               and December 27, 1997 . . . . . . . . . . . . . . . . . . . . 1

               Consolidated Statements of Operations for the 26-Weeks
               ended June 27, 1998  and June 28, 1997. . . . . . . . . . . . 2

               Consolidated Statements of Cash Flows for the 26-Weeks
               ended June 27, 1998 and June 28, 1997 . . . . . . . . . . . . 3

               Notes to Consolidated Financial Statements. . . . . . . . . 4-5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . 6-9


PART II:  OTHER INFORMATION

     Item 4.   Submission of Matters to Vote of Security-Holders . . . . . .10

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           TRACK 'N TRAIL AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                      ----------


                                                        JUNE 27,         DECEMBER 27,
                                                         1998                1997
                                                      ----------         ------------
                            ASSETS

Current assets:
  Cash and cash equivalents                           $    1,097           $    2,383
  Accounts receivable                                        745                1,540
  Inventories                                             29,640               27,852
  Prepaid expenses                                           183                  311
  Prepaid income taxes                                       554                   --
  Deferred income taxes                                      317                  317
                                                      ----------           ----------
     Total current assets                                 32,536               32,403

Fixed assets, net                                          8,675                7,284
Goodwill, net                                              3,002                3,084
Deferred income taxes                                      1,362                1,362
                                                      ----------           ----------
     Total Assets                                      $  45,575            $  44,133
                                                      ----------           ----------
                                                      ----------           ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                             $   2,069            $     --
  Current maturities of long-term debt                        66                 116
  Accounts payable                                         8,618               6,958
  Accrued payroll and bonuses                                609                 668
  Sales tax payable                                          429                 874
  Income taxes payable                                        --               1,089
  Accrued expenses and other liabilities                     745                 802
                                                      ----------           ---------
     Total current liabilities                            12,536              10,507

Deferred rent                                              1,451               1,424
Long-term debt, net of current maturities                     66                 120
                                                      ----------           ---------
     Total liabilities                                    14,053              12,051
                                                      ----------           ---------
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,000
    shares authorized; no shares issued or
    outstanding                                               --                  --
  Common stock, $0.01 par value; 20,000,000 shares
    authorized; 6,842,644 and 6,839,811 shares
    issued and outstanding at June 27, 1998 and
    December 27, 1997, respectively                           68                  68
  Additional paid-in capital                              25,793              25,772
  Retained earnings                                        5,661               6,242
                                                      ----------           ---------
     Total stockholders' equity                           31,522              32,082
                                                      ----------           ---------
     Total liabilities and stockholders' equity        $  45,575           $  44,133
                                                      ----------           ---------
                                                      ----------           ---------

      The accompanying notes are an integral part of these financial statements.

                           TRACK 'N TRAIL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      ----------

                                                                       PERIOD ENDED
                                                 -----------------------------------------------------------
                                                  JUNE 27,           JUNE 28,       JUNE 27,       JUNE 28,
                                                    1998               1997           1998            1997
                                                 (13 WEEKS)         (13 WEEKS)     (26 WEEKS)      (26 WEEKS)
                                                 ----------         ----------     ----------      ----------

Net sales                                        $  22,311           $  20,661      $  41,219       $  37,528

Cost of sales                                       11,385              10,556         21,450          19,413
                                                 ----------         ----------     ----------      ----------
     Gross profit                                   10,926              10,105         19,769          18,115
                                                 ----------         ----------     ----------      ----------
Operating expenses:
  Selling and marketing                              8,523               7,334         16,762          14,528
  Administrative and distribution                    1,908               1,664          3,915           3,444
                                                 ----------         ----------     ----------      ----------
     Total operating expenses                       10,431               8,998         20,677          17,972
                                                 ----------         ----------     ----------      ----------
     Operating income (loss)                           495               1,107           (908)            143

Other (income) expense:
  Interest                                              46                 441             51             730
  Other, net                                             4                  31              9              21
                                                 ----------         ----------     ----------      ----------
     Income (loss) before income taxes                 445                 635           (968)           (608)

Income tax provision (benefit)                         178                  44           (387)           (372)
                                                 ----------         ----------     ----------      ----------
      Net income (loss)                          $     267           $     591      $    (581)      $    (236)
                                                 ----------         ----------     ----------      ----------
                                                 ----------         ----------     ----------      ----------
Historical earnings (loss) per share:
  Basic                                          $    0.04           $    0.14      $   (0.08)      $   (0.06)
                                                 ----------         ----------     ----------      ----------
                                                 ----------         ----------     ----------      ----------
  Diluted                                        $    0.04           $    0.14      $   (0.08)      $   (0.06)
                                                 ----------         ----------     ----------      ----------
                                                 ----------         ----------     ----------      ----------
Pro forma income data:
  Historical income (loss) before income taxes                       $     635                      $    (608)
  Pro forma income tax provision (benefit)
    (Note 1)                                                               254                           (243)
                                                                    ----------                     ----------
  Pro forma net income (loss)                                        $     381                      $    (365)
                                                                    ----------                     ----------
                                                                    ----------                     ----------
Pro forma earnings (loss) per share:
  Basic                                                              $    0.09                      $   (0.09)
                                                                    ----------                     ----------
                                                                    ----------                     ----------
  Diluted                                                            $    0.08                      $   (0.08)
                                                                    ----------                     ----------
                                                                    ----------                     ----------

      The accompanying notes are an integral part of these financial statements.

                                    TRACK 'N TRAIL AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (DOLLARS IN THOUSANDS)

                                            ----------

                                                                               JUNE 27,        JUNE 28,
                                                                                 1998             1997
                                                                              (26 Weeks)       (26 Weeks)
                                                                              -----------      -------------
Cash flows from operating activities:
  Net loss                                                                    $    (581)        $     (236)
  Adjustments to reconcile to cash used for operating activities:
    Depreciation and amortization                                                   972                843
    Loss (gain) on disposal of fixed assets                                           8                (13)
    Compensation recorded in connection
      with stock option plans                                                        --                  8
    Deferred income taxes                                                            --               (114)
    Cash provided by (used for) changes in operating assets
      and liabilities:
        Accounts receivable                                                         795                202
        Inventories                                                              (1,788)            (4,933)
        Prepaid expenses                                                            129                 21
        Prepaid income taxes                                                       (554)              (391)
        Accounts payable and other accrued liabilities                            1,098                865
        Income taxes payable                                                     (1,089)              (476)
        Deferred rent                                                                27                 22
                                                                              -----------      -------------
        Cash used for operating activities                                         (983)            (4,202)
                                                                              -----------      -------------
Cash flows from investing activities:
  Purchases of fixed assets                                                      (2,289)              (910)
  Proceeds from sale of fixed assets                                                 --                 27
                                                                              -----------      -------------
        Cash used for investing activities                                       (2,289)              (883)
                                                                              -----------      -------------
Cash flows from financing activities:
  Bank line of credit:
    Borrowings                                                                   13,870             24,455
    Repayments                                                                  (11,801)           (16,395)
  Long-term debt:
    Borrowings                                                                       --                 --
    Repayments                                                                     (104)              (496)
  Payment of distributions to stockholders                                           --             (2,204)
  Offering expenses paid                                                             --               (503)
  Proceeds from issuance of Common Stock                                             21                 --
                                                                              -----------      -------------
        Cash provided by financing activities                                     1,986              4,857
                                                                              -----------      -------------
        Decrease in cash and cash equivalents                                    (1,286)              (228)

Cash and cash equivalents, beginning of period                                    2,383                977
                                                                              -----------      -------------
Cash and cash equivalents, end of period                                      $   1,097         $      749
                                                                              -----------      -------------
                                                                              -----------      -------------


      The accompanying notes are an integral part of these financial statements.

                          TRACK 'N TRAIL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PRESENTATION


     INTERIM RESULTS


     The accompanying consolidated financial statements for the 13 weeks and 26 weeks ended June 27, 1998 and June 28, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 27, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.


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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


     HISTORICAL EARNINGS PER SHARE



                                                         June 27,       June 28,       June 27,       June 28,
                                                            1998          1997           1998           1997
                                                        (13 weeks)     (13 weeks)      (26weeks)      (26weeks)
                                                        ----------     ----------      ---------      ---------
Income available to common stockholders
(net income (loss)) for basic and diluted
earnings per share . . . . . . . . . . . . . . . . . .     $  267         $  591         $ (581)        $ (236)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Shares for basic earnings per share. . . . . . . . . .      6,843          4,108          6,842          4,108

Dilutive effect of stock options (treasury
stock method). . . . . . . . . . . . . . . . . . . . .        413            194              0              0
                                                           ------         ------         ------         ------


Shares for diluted earnings per share. . . . . . . . .      7,256          4,302          6,842          4,108
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Basic earnings (loss) per share. . . . . . . . . . . .     $ 0.04         $ 0.14         $(0.08)        $(0.06)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Diluted earnings (loss) per share. . . . . . . . . . .     $ 0.04         $ 0.14         $(0.08)        $(0.06)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

     PRO FORMA EARNINGS PER SHARE

                                                         June 28,                      June 28,
                                                           1997                          1997
                                                         (13weeks)                    (26 weeks)
                                                         ---------                    ----------
Income available to common stockholders
(pro forma net income (loss)) for basic and
diluted earnings per share . . . . . . . . . . . . . .       $381                         $(365)
                                                            -----                         -----
                                                            -----                         -----

Shares for basic earnings per share. . . . . . . . . .      4,108                         4,108

Dilutive effect of stock options (treasury
stock method). . . . . . . . . . . . . . . . . . . . .        194                             0

Distribution Shares. . . . . . . . . . . . . . . . . .        586                           586
                                                            -----                         -----

Shares for diluted earnings per share. . . . . . . . .      4,888                         4,694
                                                            -----                         -----
                                                            -----                         -----

Basic earnings (loss) per share. . . . . . . . . . . .      $0.09                        $(0.09)
                                                            -----                         -----
                                                            -----                         -----

Diluted earnings (loss) per share. . . . . . . . . . .      $0.08                        $(0.08)
                                                            -----                         -----
                                                            -----                         -----

     For the 13 weeks ended June 27, 1998 and June 28, 1997 all warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding. For the 26 weeks ended June 27, 1998 and June 28, 1997, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding.

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


OVERVIEW


     Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. As of June 27, 1998, the Company operated 126 Track 'n Trail stores and 40 Overland Trading stores in 30 states.


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


     Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal period. The Company's comparable store net sales decreased 4.8% and 2.6% for the 13 weeks and 26 weeks ended June 27, 1998, respectively.


     Track 'n Trail-California was treated as an S corporation for federal and certain state income tax purposes from June 28, 1992, until its S corporation status terminated as a result of the Reorganization on October 7, 1997 (the "Termination Date"). As a result, the earnings of Track 'n Trail-California during such period were taxed, with certain exceptions, directly to the stockholders of Track 'n Trail-California rather than to Track 'n Trail-California. Thereafter, Track 'n Trail-California has been subject to state and federal income taxes as a C corporation, and all references to fiscal 1997 net income in this Management's Discussion and Analysis are to pro forma net income, which is presented as if Track 'n Trail-California had been subject to income taxes at a combined state and federal income tax rate of 40%.


RESULTS OF OPERATIONS


     The following discussions compare the Company's results of operations for the 13 weeks and 26 weeks ended June 27, 1998 with its results for the comparable periods in the prior year. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.


THIRTEEN WEEKS ENDED JUNE 27, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28,
1997


     NET SALES

     Net sales were $22.3 million for the 13 weeks ended June 27, 1998, an increase of $1.7 million, or 8.0%, over the net sales for the comparable period in the prior year. Of this increase in net sales, $2.6 million is attributable to 22 stores opened in fiscal 1997 and 18 stores opened in the first 26 weeks of fiscal 1998, none of which were open for the full comparable period in the prior year, partially offset by two store closures in the first 13 weeks of fiscal 1998. Of the 15 stores the Company opened during the second quarter, nine were opened in June. As a result, the Company does not expect to see a material
contribution from these stores until the third quarter.   Comparable store sales
decreased $943,000 or 4.8%
for the 13 weeks ended June 27, 1998. The decrease in comparable store sales is primarily due to the disruptions caused by the unseasonal weather associated with El Nino. The Company's sales were also effected by the penetration of the traditional "white" shoe retailer into the "brown" shoe market and a shift in fashion trends within the "brown" shoe market, especially by the female consumer. The Company expects to open approximately
17 additional stores (14 net of store closures) during the remainder of fiscal 1998.

     GROSS PROFIT


     Gross profit was $10.9 million for the 13 weeks ended June 27, 1998, an increase of $821,000, or 8.1%, over the $10.1 million in gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales increased to 49.0% for the 13 weeks ended June 27, 1998 from 48.9% in the comparable period in the prior year. This incease is primarily attributable to improved initial margins on new merchandise purchases.


     SELLING AND MARKETING EXPENSES


     Selling and marketing expenses were $8.5 million for the 13 weeks ended June 27, 1998, an increase of $1.2 million, or 16.2%, over the $7.3 million recorded in the comparable period in the prior year. The increase is primarily attributable to 18 stores opened in fiscal 1997 and 16 stores (net of closures) opened in the first 26 weeks of fiscal 1998, for a total of 34 stores (net of closures), none of which were open for the full comparable
period in the prior year.   As a percentage of net sales, selling and
marketing expenses increased to 38.2% in the 13 weeks ended June 27, 1998 from 35.5% in the comparable period in the prior year, primarily attributable to operating costs associated with new stores which historically have a lower initial sales base.

     ADMINISTRATIVE AND DISTRIBUTION EXPENSES


     Administrative and distribution expenses were $1.9 million for the 13 weeks ended June 27, 1998, an increase of $244,000, or 14.7%, over the $1.7 million in administrative and distribution expenses for the comparable period in the
prior year.   As a percentage of net sales, administrative and distribution expenses increased to 8.6% in the 13 weeks ended June 27, 1998 from 8.1% in the comparable period in the prior year. Both the dollar increase and percentage of net sales increase in administrative and distribution expenses are primarily attributable to increases in staffing and associated expenses as a result of the Company's expansion and becoming a public company.


     INTEREST EXPENSE


     Interest expense decreased to $46,000, or 0.2% of net sales, for the 13 weeks ended June 27, 1998, from $441,000, or 2.1% of net sales, in the comparable period in 1997. The decrease was primarily attributable to repayment of the debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering.


     NET INCOME


     The Company's net income for the 13 weeks ended June 27, 1998 was $267,000, a decrease of $114,000 from the net income of $381,000 in the comparable period in 1997. The decrease in net income is primarily attributable to fixed operating costs associated with a larger store base in a period in which the Company experienced declining comparable stores sales and where the majority of the stores opened during the quarter did not contribute materially due to the timing of their openings.


TWENTY-SIX WEEKS ENDED JUNE 27, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 1997

     NET SALES


     Net sales were $41.2 million for the 26 weeks ended June 27, 1998, an increase of $3.7 million, or 9.8%, over the $37.5 million in net sales for the comparable period in the prior year. Of this increase in net sales, $4.6 million is attributable to 22 stores opened in fiscal 1997 and 18 stores opened in the first 26 weeks of fiscal 1998, none of which were open for the full comparable period in the prior year, partially offset by two store closures in the first 13 weeks of fiscal 1998. Of the 16 stores (net of closures) the Company opened,nine were opened June. As a result, the Company does not expect to see a material contribution from these stores until the third quarter. Comparable store sales decreased $922,000 or 2.6% for the 26 weeks ended June 27, 1998. The decrease in comparable store sales is primarily due to (a product of) the disruptions caused by the unseasonal weather associated with El Nino, the penetration of the traditional "white" shoe retailer into the "brown" shoe market and a shift in fashion trends within the "brown" shoe market, especially by the female consumer. The Company expects to open approximately 17 additional stores (14 net of store closures) during the remainder of fiscal 1998.


     GROSS PROFIT


     Gross profit was $19.8 million for the 26 weeks ended June 27, 1998, an increase of $1.7 million, or 9.1%, over the $18.1 million in gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 48.0% for the 26 weeks ended June 27, 1998 from 48.3% in the comparable period in the prior year. Markdowns taken to liquidate winter goods in the first quarter had a negative impact on gross profit as a percent of net sales for the 26 weeks ended June 27, 1998, more than offsetting the improved initial margins obtained in the second quarter.


     SELLING AND MARKETING EXPENSES


     Selling and marketing expenses were $16.8 million for the 26 weeks ended June 27, 1998, an increase of $2.2 million, or 15.4%, over the comparable period in the prior year. The increase is primarily attributable to 22 stores opened in fiscal 1997 and 16 stores (net of closures) opened in the first 26 weeks of fiscal 1998, for a total of 38 stores (net of closures), none of which were open for the full comparable period in the prior year. As a percentage of net sales, selling and marketing expenses increased to 40.7% in the 26 weeks ended June 27, 1998 from 38.7% in the comparable period in the prior year, primarily attributable to operating costs associated with new stores which historically have a lower initial sales base.


     ADMINISTRATIVE AND DISTRIBUTION EXPENSES


     Administrative and distribution expenses were $3.9 million for the 26 weeks ended June 27, 1998, an increase of $471,000, or 13.7%, over the $3.4 million in administrative and distribution expenses for the comparable period in the prior
year.   As a percentage of net sales, administrative and distribution expenses increased to 9.5% in the 26 weeks ended June 27, 1998 from 9.2% in the comparable period in the prior year. Both the dollar increase and percentage of net sales increase in administrative and distribution expenses are primarily attributable to increases in staffing and associated expenses as a result of the Company's expansion and becoming a public company.


     INTEREST EXPENSE


     Interest expense decreased to $51,000, or 0.1% of net sales, for the 26 weeks ended June 27, 1998, from $730,000, or 1.9% of net sales, in the comparable period in 1997. This $679,000 decrease was primarily attributable to repayment of the debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering.


     NET LOSS


     The Company's net loss for the 26 weeks ended June 27, 1998 was $581,000, an increase of $216,000 over the net loss of $365,000 in the comparable period in 1997. The increase in net loss is primarily attributable to fixed operating costs associated with a larger store base in a period in which the Company experienced declining comparable stores sales and where the majority of the stores opened during the period did not contribute materially due to the timing of their openings.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's capital requirements relate primarily to the build-out of new stores, remodeling of existing stores and financing of inventories.


     The Company had $20.0 million in working capital as of June 27, 1998 compared to $21.9 million at the end of fiscal 1997, a decrease of $1.9 million. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

     Capital expenditures were $2.3 million for the 26 weeks ended June 27, 1998. Capital expenditures in the first 26 weeks of 1998 were primarily for the build-out of 18 new stores, the completion of four of the stores opened in 1997, and the remodeling of one store. The Company estimates capital expenditures for the remainder of the year to be $1.6 million for the build-out of approximately 17 new stores, $500,000 for remodels and $400,000 for software and hardware upgrades.


     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed two stores in the first quarter of 1998 and anticipates closing three additional stores in 1998.


     Net cash used for operating activities for the 26 weeks ended June 27, 1998 was $1.0 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at June 27, 1998 were $29.6 million compared to $27.9 million at December 27, 1997. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The increase in inventory between December 27, 1997 and June 27, 1998 relates to the opening of 18 new stores, offset by a higher than normal year end inventory level. The higher than normal year end inventory level was primarily due to advantageous purchases from key vendors and early deliveries of spring merchandise received prior to December 27, 1997.


     Financing activities provided cash of $2.0 million for the 26 weeks ended June 27, 1998, attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements. Cash was also used from financing activities for the early retirement of long-term debt.


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

PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security-Holders


     At the Company's Annual Meeting of Stockholders held on May 28, 1998, the following individuals were elected to the Board of Directors:

                                         Votes For               Votes Withheld
                                         ---------               --------------
     David L. Suechting, Jr.             6,004,387                    4,408

     Barbara J. Suechting                6,004,387                    4,408

     Gregory M. Kilgore                  6,004,387                    4,408

     Helen C. Bulwik                     6,004,387                    4,408

     Steven D. Tough                     6,004,387                    4,408

As a Class III director, David L. Suechting, Jr. will serve until the Annual Meeting of Stockholders in 2001; as Class II directors, Barbara J. Suechting and Gregory M. Kilgore will serve until the Annual Meeting of Stockholders in 2000; and as Class I directors, Helen C. Bulwik and Steven D. Tough will serve until the Annual Meeting of Stockholders in 1999; or, in each case, such time as successors are elected and qualified.


In addition, the proposal to appoint the firm of Coopers & Lybrand L.L.P. as the independent public accountants of the Company was approved at the Company's Annual Meeting of Stockholders by the following vote:

                 For                  Against               Abstain
                 ---                  -------               -------

              5,097,869               909,176                1,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:



 Exhibit
 Number         Description of Document
 -------        -----------------------
 27.1           Financial Data Schedule



(b)  Reports on Form 8-K:


     There were no reports filed on Form 8-K during the quarter ended June 27, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.






                                    TRACK 'N TRAIL






 Date:  August 3, 1998              By:      /s/Daniel J. Nahmens
                                       --------------------------------
                                               Daniel J. Nahmens
                                           Vice President-Finance and
                                          Chief Financial Officer and
                                          Treasurer (on behalf of the
                                       Registrant and as the Registrant's
                                            Principal Financial and
                                              Accounting Officer)