Form 10-Q
period 1998-09-26
TRACK N TRAIL INC
filed 1998-11-05
CIK 1029932

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998


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

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of November 3,1998 was 6,851,961.

                                   TRACK 'N TRAIL

                                     FORM 10-Q

                          QUARTER ENDED SEPTEMBER 26, 1998


                                       INDEX


                                                                                              PAGE
                                                                                              ----
PART I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of September 26, 1998
                    and December 27, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                    Consolidated Statements of Operations for the 39-Week and 13-Week
                    periods ended September 26, 1998  and September 27, 1997 . . . . . . . . .  2

                    Consolidated Statements of Cash Flows for the 39-Week period ended September 26, 1998 and September 27, 1997. . . . . . . . . . . . . .  3

                    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 4-6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . 7-12


PART II:  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    TRACK 'N TRAIL AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS)
                                              ___________

                                                                                  SEPTEMBER 26,      DECEMBER 27,
                                                                                       1998              1997
                                                                                  -------------      ------------
                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  1,398       $  2,383
   Accounts receivable                                                                     828          1,540
   Inventories                                                                          38,129         27,852
   Prepaid expenses                                                                        298            311
   Prepaid income taxes                                                                    503             --
   Deferred income taxes                                                                   376            317
                                                                                   ------------     -----------
         Total current assets                                                           41,532         32,403

Fixed assets, net                                                                        9,860          7,284
Goodwill, net                                                                            4,918          3,084
Deferred income taxes                                                                    1,915          1,362
                                                                                   ------------     -----------
         Total Assets                                                                $  58,225      $  44,133
                                                                                   ------------     -----------
                                                                                   ------------     -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                                                          $   9,100      $      --
   Current maturities of long-term debt                                                     70            116
   Accounts payable                                                                     13,455          6,958
   Accrued payroll and bonuses                                                             849            668
   Sales tax payable                                                                       506            874
   Income taxes payable                                                                     --          1,089
   Accrued expenses and other liabilities                                                  988            802
                                                                                   ------------     -----------
                Total current liabilities                                               24,968         10,507

Deferred rent                                                                            1,541          1,424
Long-term debt, net of current maturities                                                   58            120
                                                                                   ------------     -----------
         Total liabilities                                                              26,567         12,051
                                                                                   ------------     -----------
Stockholders' equity:
   Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                           --             --
   Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,851,961 and 6,839,811 shares issued and
      outstanding at September 26, 1998 and December 27, 1997, respectively                 69             68
   Additional paid-in capital                                                           25,831         25,772
   Retained earnings                                                                     5,758          6,242
                                                                                   ------------     -----------
         Total stockholders' equity                                                     31,658         32,082
                                                                                   ------------     -----------
         Total liabilities and stockholders' equity                                  $  58,225      $  44,133
                                                                                   ------------     -----------
                                                                                   ------------     -----------

The accompanying notes are an integral part of these financial statements.

                                       TRACK 'N TRAIL AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                __________



                                                                          PERIOD ENDED
                                                    ----------------------------------------------------------
                                                    SEPTEMBER 26,  SEPTEMBER 27,  SEPTEMBER 26,  SEPTEMBER 27,
                                                        1998           1997           1998           1997
                                                     (13 WEEKS)     (13 WEEKS)     (39 Weeks)     (39 Weeks)
                                                    -------------  -------------  -------------  -------------
Net sales                                              $  25,662      $  24,761      $  66,881      $  62,289

Cost of sales                                             13,927         12,975         35,377         32,388
                                                     ------------   ------------   ------------   ------------
      Gross profit                                        11,735         11,786         31,504         29,901
                                                     ------------   ------------   ------------   ------------
Operating expenses:
   Selling and marketing                                   9,511          7,787         26,273         22,315
   Administrative and distribution                         1,945          1,777          5,860          5,221
                                                     ------------   ------------   ------------   ------------
      Total operating expenses                            11,456          9,564         32,133         27,536
                                                     ------------   ------------   ------------   ------------
      Operating income (loss)                                279          2,222           (629)         2,365

Other (income) expense:
   Interest                                                   89            440            140          1,171
   Other, net                                                 29            (26)            38             (5)
                                                     ------------   ------------   ------------   ------------
      Income (loss) before income taxes                      161          1,808           (807)         1,199

Income tax provision (benefit)                                64            125           (323)          (249)
                                                     ------------   ------------   ------------   ------------
   Net income (loss)                                       $  97       $  1,683        $  (484)      $  1,448
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------
Historical earnings (loss) per share:
   Basic                                                 $  0.01        $  0.41       $  (0.07)       $  0.35
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------
   Diluted                                               $  0.01        $  0.39       $  (0.07)       $  0.34
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

Pro forma income data:
   Historical income before income taxes                               $  1,808                      $  1,199
   Pro forma income tax provision(Note 1)                                   723                           480
                                                                    ------------                  ------------

   Pro forma net income                                                $  1,085                        $  719
                                                                    ------------                  ------------
                                                                    ------------                  ------------
Pro forma earnings per share:
   Basic                                                                $  0.26                       $  0.18
                                                                    ------------                  ------------
                                                                    ------------                  ------------
   Diluted                                                              $  0.22                       $  0.15
                                                                    ------------                  ------------
                                                                    ------------                  ------------

The accompanying notes are an integral part of these financial statements.

                                       TRACK 'N TRAIL AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                 __________

                                                                                  SEPTEMBER 26,   SEPTEMBER 27,
                                                                                       1998           1997
                                                                                    (39 WEEKS)     (39 WEEKS)
                                                                                  -------------   -------------
Cash flows from operating activities:
   Net (loss) income                                                                   $  (484)      $  1,448
   Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                      1,507          1,284
      Loss (gain) on disposal of fixed assets                                               33            (13)
      Compensation recorded in connection
        with stock option plans                                                             --             13
      Deferred income taxes                                                                 --           (132)
      Cash provided by (used for) changes in operating assets
         and liabilities, net of effects of business combination:
           Accounts receivable                                                             720            377
           Inventories                                                                  (9,077)        (7,055)
           Prepaid expenses                                                                 30            (58)
           Prepaid income taxes                                                           (503)            --
           Accounts payable and other accrued liabilities                                5,337          2,821
           Income taxes payable                                                         (1,089)          (756)
           Deferred rent                                                                    66             25
                                                                                    ------------    -----------
           Cash used for operating activities                                           (3,460)        (2,046)
                                                                                    ------------    -----------
Cash flows from investing activities:
   Purchases of fixed assets                                                            (3,740)        (1,137)
   Cash paid for business combination                                                   (1,401)            --
   Proceeds from sale of fixed assets                                                       --             28
                                                                                    ------------    -----------
           Cash used for investing activities                                           (5,141)        (1,109)
                                                                                    ------------    -----------
Cash flows from financing activities:
   Bank line of credit:
      Borrowings                                                                        32,211         36,930
      Repayments                                                                       (23,711)       (30,210)
   Long-term debt:
      Repayments                                                                          (943)          (718)
   Payment of distributions to stockholders                                                 --         (2,420)
   Offering expenses paid                                                                   --           (689)
   Proceeds from issuance of common stock                                                   59             --
                                                                                    ------------    -----------
      Cash provided by financing activities                                              7,616          2,893
                                                                                    ------------    -----------
      Decrease in cash and cash equivalents                                               (985)          (262)

Cash and cash equivalents, beginning of period                                           2,383            977
                                                                                    ------------    -----------
Cash and cash equivalents, end of period                                              $  1,398         $  715
                                                                                    ------------    -----------
                                                                                    ------------    -----------

The accompanying notes are an integral part of these financial statements.

                          TRACK 'N TRAIL AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PRESENTATION


     INTERIM RESULTS


     The accompanying consolidated financial statements for the 13 weeks and 39 weeks ended September 26, 1998 and September 27, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 27, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.


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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


HISTORICAL EARNINGS PER SHARE

                                                                              Period ended
                                                      -----------------------------------------------------------
                                                      September 26,   September 27,  September 26,  September 27,
                                                           1998           1997           1998           1997
                                                        (13 weeks)      (13 weeks)     (39 weeks)    (39 weeks)
                                                      -------------   -------------  -------------  -------------
Income available to common
stockholders (net income (loss)) for
basic and diluted earnings per share . . . . . . .            $97        $1,683          $(484)        $1,448
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------
Weighted average shares for basic
earnings per share . . . . . . . . . . . . . . . .          6,851         4,108          6,845          4,108

Dilutive effect of stock options
(treasury stock method). . . . . . . . . . . . . .            219           222              0            203
                                                        ----------     ----------     ----------     ----------
Weighted average shares for diluted
earnings per share . . . . . . . . . . . . . . . .          7,070         4,330          6,845          4,311
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------
Historical earnings (loss) per share:
  Basic  . . . . . . . . . . . . . . . . . . . . .          $0.01         $0.41         $(0.07)         $0.35
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------
  Diluted. . . . . . . . . . . . . . . . . . . . .          $0.01         $0.39         $(0.07)         $0.34
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------


PRO FORMA EARNINGS PER SHARE

                                                                          Period ended
                                                               ------------------------------------
                                                               September 27,          September 27,
                                                                   1997                   1997
                                                                (13 weeks)             (39 weeks)
                                                               ------------           -------------
Income available to common stockholders
(pro forma net income) for basic and diluted
earnings per share  . . . . . . . . . . . . . . . . . . . . .  $    1,085               $     719
                                                               -----------              ----------
                                                               -----------              ----------
Weighted average shares for basic earnings
per share . . . . . . . . . . . . . . . . . . . . . . . . . .       4,108                   4,108

Dilutive effect of stock options (treasury stock method). . .         222                     203

Distribution Shares . . . . . . . . . . . . . . . . . . . . .         550                     550
                                                               -----------              ----------
Weighted average shares for diluted earnings
per share . . . . . . . . . . . . . . . . . . . . . . . . . .       4,880                   4,861
                                                               -----------              ----------
                                                               -----------              ----------
Pro forma earnings per share:

  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.26                $   0.18
                                                               -----------              ----------
                                                               -----------              ----------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.22                $   0.15
                                                               -----------              ----------
                                                               -----------              ----------

     For the 13 weeks ended September 26, 1998 and September 27, 1997 and for the 39 weeks ended September 27, 1997, all warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding. For the 39 weeks ended September 26, 1998, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding.


3.  BUSINESS COMBINATION


     On August 26, 1998, the Company acquired all the outstanding shares of capital stock of Nevin's Eagles Nest, Inc., a Colorado corporation d/b/a Eagles Nest ("Eagles Nest"). The purchase price of the shares was $1.5 million in cash, $100,000 of which remained payable at September 26, 1998. Substantially all of the cash was provided by the Company's credit facility.


     The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $1.3 million to current assets, $244,000 to property, plant and equipment, $518,000 to other assets, $1.1 million to accounts payable and other accrued liabilities and $1.4 million to debt and capital lease obligations. This resulted in goodwill of $2.0 million. Upon closing of the Eagles Nest acquisition, the Company extinguished $1.4 million of Eagles Nest debt.


     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Eagles Nest as if the acquisition had occurred at the beginning of fiscal 1997 and fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, and revised interest expense based on the additional borrowings and interest rate differentials on Eagles Nest debt retired at acquisition. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Eagles Nest had constituted a single entity during such periods (in thousands, except per share information):



                                              September 26,     September 27,
                                                  1998              1997
                                               (39 Weeks)        (39 Weeks)
                                              ------------      -------------

Net sales . . . . . . . . . . . . . . . . .    $  70,590          $  66,570
                                              -----------        ------------
                                              -----------        ------------
Net income (loss) before income taxes . . .    $  (1,356)         $     576

Income tax (benefit). . . . . . . . . . . .         (517)              (468)
                                              -----------        ------------
Net income (loss) . . . . . . . . . . . . .    $    (839)         $   1,044
                                              -----------        ------------
                                              -----------        ------------
Earnings (loss) per share:

   Basic  . . . . . . . . . . . . . . . . .    $  (0.12)          $    0.25
                                              -----------        ------------
                                              -----------        ------------
   Diluted  . . . . . . . . . . . . . . . .    $  (0.12)          $    0.24
                                              -----------        ------------
                                              -----------        ------------

Net income before income taxes  . . . . . .                          $  576

Pro forma income tax provision (Note 1) . .                             230
                                                                 ------------
                                                                 ------------

Pro forma net income  . . . . . . . . . . .                          $  346
                                                                 ------------
                                                                 ------------

Pro forma earnings per share:

   Basic   . . . . . . . . . . . . . . . . .                        $  0.08
                                                                 ------------
                                                                 ------------

   Diluted   . . . . . . . . . . . . . . . .                        $  0.07
                                                                 ------------
                                                                 ------------

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


OVERVIEW


     Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. On August 26, 1998, the Company acquired the outstanding common stock of Nevin's Eagles Nest, Inc. ("Eagles Nest") in a cash-for-stock transaction (see attached "Notes to Consolidated Financial Statements"). Eagles Nest is a mall-based retailer primarily of premium branded outdoor apparel and operates five stores, four in Colorado and one in Nevada. The Eagles Nest acquisition represents the Company's entrance into the apparel market, an expansion that also is expected to provide new customer streams for the footwear lines. As is common in the apparel industry, Eagles Nest margins are lower than those that the Company currently experiences in its footwear business. Since Eagles Nest results are included for only one month in each of the periods reported, the full effect of this margin differential will not be evident until future quarters. As of September 26, 1998, the Company operated 131 Track 'n Trail stores, 42 Overland Trading stores and five Eagles Nest stores in 32 states.


     Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales decreased 13.7% and 6.9% for the 13 weeks and 39 weeks ended September 26, 1998, respectively, excluding the acquired Eagles Nest stores.


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


RESULTS OF OPERATIONS


     The following discussions compare the Company's results of operations for the 13 weeks and 39 weeks ended September 26, 1998 with its results for the comparable periods in the prior year. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997


     NET SALES


     Net sales were $25.7 million for the 13 weeks ended September 26, 1998, an increase of $901,000, or 3.6%, over the $24.8 million in net sales for the comparable period in the prior year. The five Eagles Nest stores acquired contributed $416,000, or 46.2%, of this increase in net sales. Of the remaining $25.3 million in net sales for the quarter, $3.8 million is attributable to the net sales of the 12 stores (net of subsequent closures) opened in the fourth quarter of fiscal 1997 and the 28 stores opened in the first 39 weeks of fiscal 1998. Of the 10 stores the Company opened during the third quarter of fiscal 1998, seven were opened in September and as a result, the Company does not expect to see a material contribution from these stores or the Eagles Nest stores until the fourth quarter of fiscal 1998. Aggregate incremental net sales of $135,000 also were contributed by the 8 stores opened in the first 39 weeks of fiscal 1997. A comparable store sales decrease of 13.7% reduced net sales by $3.1 million for the 13 weeks ended September 26, 1998. In addition, net sales were affected by three store closures in the third quarter of fiscal 1998. The decrease in comparable store sales is primarily due to heavy discounting by competitors (in part because of competitor store closures) which put pressure on both the customer stream and prices. The Company's sales were also adversely affected by a lack of "freshness" in vendor styling and unseasonably warm weather which impacted the traditional late third quarter sales. The Company expects to open approximately seven new stores during the remainder of fiscal 1998.


     GROSS PROFIT


     Gross profit was $11.7 million for the 13 weeks ended September 26, 1998, a decrease of $52,000, or 0.4%, from the gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 45.7% for the 13 weeks ended September 26, 1998 from 47.6% in the comparable period in the prior year. Eagles Nest accounted for 0.1% of the decrease in gross profit as a percentage of net sales while the remaining decrease is primarily attributable to markdowns taken in response to competitor discounting.


     SELLING AND MARKETING EXPENSES


     Selling and marketing expenses were $9.5 million for the 13 weeks ended September 26, 1998, an increase of $1.7 million, or 22.1%, over the selling and marketing expenses in the comparable period in the prior year. Eagles Nest accounted for $134,000 of the increase. The remaining $1.6 million increase is primarily attributable to operating costs related to operating 37 additional stores at September 26, 1998 versus September 27, 1997. As a percentage of net sales, selling and marketing expenses increased to 37.1% in the 13 weeks ended September 26, 1998 from 31.4% in the comparable period in the prior year, primarily attributable to operating costs associated with a larger store base in a period in which the Company experienced declining comparable store sales and opened new stores which have a lower initial sales base.


     ADMINISTRATIVE AND DISTRIBUTION EXPENSES


     Administrative and distribution expenses were $1.9 million for the 13 weeks ended September 26, 1998, an increase of $168,000, or 9.5%, over the administrative and distribution expenses for the comparable period in the prior year. This increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's expansion and becoming a public company. In addition, Eagles Nest accounted for $48,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses increased to 7.6% in the 13 weeks ended September 26, 1998 from 7.2% in the comparable period in the prior year. The increase as a percentage of net sales is primarily due to a decrease in comparable store sales.


     INTEREST EXPENSE


     Interest expense decreased to $89,000 for the 13 weeks ended September 26, 1998, a decrease of $351,000 or 79.8% from $440,000 in the comparable period in the prior year. Eagles Nest accounted for $23,000, or 25.5%, of total interest expense. As a percentage of net sales, interest expense decreased to 0.3% in the 13 weeks ended September 26, 1998 from 1.8% in the comparable period in the prior year. The decrease was primarily attributable to repayment of the debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering.

     NET INCOME


     The Company's net income for the 13 weeks ended September 26, 1998 was $97,000, a decrease of $987,000 from the net income of $1.1 million in the comparable period in 1997. Eagles Nest accounted for $15,000 of the decrease in net income. The remaining decrease in net income is primarily attributable to fixed operating costs associated with a larger store base in a period in which the Company experienced both declining comparable store sales and the start up costs associated with a larger base of new stores.


THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997


     NET SALES


     Net sales were $66.9 million for the 39 weeks ended September 26, 1998, an increase of $4.6 million, or 7.4%, over the $62.3 million in net sales for the comparable period in the prior year. The five Eagles Nest stores added $416,000, or 9.1%, of the increase in net sales. Of the remaining $66.5 million in net sales for the first thirty-nine weeks of fiscal 1998, $7.3 million is attributable to the net sales of the 12 stores (net of subsequent closures) opened in the fourth quarter of fiscal 1997 and the 28 stores opened in the first 39 weeks of fiscal 1998. Of the 23 stores (net of closures) the Company opened in fiscal 1998, seven were opened in September and as a result, the Company does not expect to see a material contribution from these stores or the five Eagles Nest stores until the fourth quarter of fiscal 1998. Aggregate incremental net sales of $1.3 million also were contributed by the 8 stores opened in the first 39 weeks of fiscal 1997. Comparable store sales decreased $4.0 million, or 6.9%, for the 39 weeks ended September 26, 1998. In addition, net sales were affected by three store closures in the third quarter of fiscal 1998. The decrease in comparable store sales is primarily due to the disruptions caused by the unseasonably wet and cold spring weather associated with El Nino and heavy discounting by competitors (in part because of competitor store closures) which put pressure on both the customer stream and prices. The Company's sales were also affected by a lack of "freshness" in vendor styling and unseasonably warm weather which impacted the traditional late third quarter sales. The Company expects to open approximately seven additional stores during the remainder of fiscal 1998.


     GROSS PROFIT


     Gross profit was $31.5 million for the 39 weeks ended September 26, 1998, an increase of $1.6 million, or 5.4%, over the $29.9 million in gross profit
for the comparable period in the prior year.   Eagles Nest contributed $178,000,
or 11.1%, of the increase in gross profit. Gross profit as a percentage of net sales decreased to 47.1% for the 39 weeks ended September 26, 1998 from 48.0% in the comparable period in the prior year, primarily as a result of markdowns taken to liquidate winter goods in the first quarter and in response to competitor discounting in the third quarter.


     SELLING AND MARKETING EXPENSES


     Selling and marketing expenses were $26.3 million for the 39 weeks ended September 26, 1998, an increase of $4.0 million, or 17.7%, over the $22.3 million in selling and marketing expenses for the comparable period in the prior year. Eagles Nest accounted for $134,000, or 3.4%, of this increase. The remaining increase is primarily attributable to operating costs related to operating 37 additional stores at September 26, 1998 versus September 27, 1997. As a percentage of net sales, selling and marketing expenses increased to 39.3% in the 39 weeks ended September 26, 1998 from 35.8% in the comparable period in the prior year, primarily attributable to operating costs associated with a larger store base in a period in which the Company experienced declining comparable store sales and opened new stores which have a lower initial sales base.


     ADMINISTRATIVE AND DISTRIBUTION EXPENSES


     Administrative and distribution expenses were $5.9 million for the 39 weeks ended September 26, 1998, an increase of $639,000, or 12.2%, over the administrative and distribution expenses for the comparable period in the prior year. This increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's expansion and becoming a public company. In addition, Eagles Nest accounted for $48,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses increased to 8.8% in the 39 weeks ended September 26, 1998 from 8.4% in the comparable period in the prior year. Eagles Nest accounted for 0.1%
of the increase of administrative and distribution expenses as a percentage of net sales and the remaining percentage increase is primarily attributable to a decrease in comparable store sales.


     INTEREST EXPENSE


     Interest expense decreased to $140,000, or 0.2% of net sales, for the 39 weeks ended September 26, 1998, from $1.2 million, or 1.9% of net sales, in the comparable period in the prior year. This decrease was primarily attributable to repayment of the debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering. Interest expense incurred by Eagles Nest since its acquisition was $23,000, or 16.2% of total interest expense.


     NET INCOME/LOSS


     The Company's net loss for the 39 weeks ended September 26, 1998 was $484,000, a decrease of $1.2 million from the net income of $719,000 in the comparable period in 1997. Eagles Nest accounted for $15,000, or 1.3%, of the decrease in net income. The remaining decrease in net income is primarily attributable to fixed operating costs associated with a larger store base in a period in which the Company experienced both declining comparable store sales and the start up costs associated with a larger base of new stores.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores and remodeling of existing stores. During the third quarter of 1998, the Company also used funds for the acquisition of Eagles Nest.


     Net cash used for operating activities for the 39 weeks ended September 26, 1998 was $3.5 million. Net cash used for operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at September 26, 1998 were $38.1 million compared to $27.9 million at December 27, 1997. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The five Eagles Nest stores acquired accounted for $1.8 million of the increase. The remaining increase in inventory between December 27, 1997 and September 26, 1998 relates primarily to the opening of 23 new stores (net of closures), increased inventory levels in five larger format stores and inventory purchased in advance for the stores to be opened in October.


     The Company had $16.6 million in working capital as of September 26, 1998 compared to $21.9 million at the end of fiscal 1997, a decrease of $5.3 million. The decrease in working capital is primarily due to an increase in capital expenditures for the construction of new stores and the acquisition of Eagles Nest. The Company's working capital needs increase significantly in the fourth quarter due to increases in inventory in advance of the holiday selling season, payments coming due for back-to-school merchandise and construction payments on third quarter store build-outs. In addition, the Company requires incremental working capital to stock each new store upon opening. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first quarter inventory levels, typically reduce working capital needs in the first quarter.


     Capital expenditures were $3.7 million, excluding acquisitions, for the 39 weeks ended September 26, 1998. Capital expenditures in the first 39 weeks of 1998 were primarily for the build-out of 28 new stores, the completion of four stores opened in 1997, and the remodeling of three stores. An additional $1.4 million of cash was used for investing activities for the acquisition of Eagles Nest. The Company estimates capital expenditures for the remainder of the year to be $700,000 for the build-out of approximately seven additional stores, $320,000 for the final build-out of stores opened earlier in the fiscal year, $700,000 for remodels and $350,000 for software and hardware upgrades.


     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed two stores in the first quarter of 1998 and closed three additional stores in the third quarter.

     Financing activities provided cash of $7.6 million for the 39 weeks ended September 26, 1998, attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements as well as to fund the acquisition of Eagles Nest. Cash was also used from financing activities for the early retirement of long-term debt.


     In October management amended their existing loan agreement with Union Bank of California to increase the revolving line of credit to $20.0 million. Management believes that the Company's operating cash flow and borrowings under its new credit facility will be sufficient to complete the Company's fiscal 1998 and fiscal 1999 planned store expansion and to satisfy the Company's other capital requirements through such periods. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any potential future acquisitions.


YEAR 2000


The Year 2000 problem concerns the inability of some computer programs to recognize a year that begins with "20" instead of the familiar "19". For computer programs that were written using two digits instead of four to define the applicable year, they may recognize a date using "00" as the year 1900 instead of the year 2000. Computer programs which are not Year 2000 compliant may fail or create erroneous results after December 31, 1999 (and in some cases before), causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data to or from third parties or engage in similar normal business activities.


     STATE OF READINESS


     The Company has developed The Year 2000 Plan ("Y2K Plan") with the objective of having all information technology ("IT") systems and non-IT systems functioning properly with respect to the Year 2000 by December 31, 1999. The Y2K Plan consists of the following phases: 1) assess the Year 2000 compliance of IT and non-IT systems; 2) assign priorities to identified Year 2000 problems;
3) remediation; 4) test IT and non-IT systems; and 5) develop contingency plans, including the possibility of securing alternate sources of supplies and services, increasing inventory and supply levels, and adjusting store and office staffing levels. The Company defines IT systems as all applications, operating systems and hardware on mainframe, PC or LAN platforms. Non-IT systems refer to those with embedded software or hardware that may have a time element. The Company has identified its Year 2000 exposure as falling into three categories: corporate headquarters; store sites; and "key" third parties (Third Parties). Third Parties include suppliers, vendors, and service providers that are deemed to be critical to business operations. All phases of the Y2K Plan are being applied to these three categories.


CORPORATE HEADQUARTERS. An outside vendor provides the mainframe system software used at the corporate office. The software contains an operating system and seven modules. The outside vendor has tested the operating system, merchandise, accounts payable, sales audit and general ledger modules and verified to the Company that such software is Year 2000 compliant. The Company has received Year 2000 compliant upgrade software for the electronic data exchange and report writing modules, and expects installation and testing to be complete in fourth quarter 1998. The outside vendor has developed a Year 2000 upgrade for the fixed assets module and expects testing and delivery to be complete in fourth quarter 1998. The manufacturer of the mainframe hardware which runs the software has tested the hardware and verified to the Company that it is Year 2000 compliant.


As of September 26, 1998, the Company had assessed approximately 75% of the personal computers at the corporate headquarters, of which approximately 50% were found to be non-Year 2000 compliant. The Company expects the remaining personal computers and non-IT systems will be assessed by the end of fiscal 1998. Retrofitting and/or replacement and subsequent testing of non-compliant systems is scheduled for first quarter 1999. The Local Area Network (LAN) software and hardware has been verified by the respective manufacturers to be Year 2000 compliant.


The Company utilizes software produced by an outside vendor for its human resource and payroll functions. In September 1998, the outside vendor upgraded and tested both systems and verified to the Company they are Year 2000 compliant.


The Company has identified the systems most critical to ongoing operations within the corporate headquarters category. Contingency planning for this category began in third quarter 1998 and is scheduled for completion in second quarter 1999.

STORE SITES. The Company uses Point of Sale (POS) hardware and software provided by an outside vendor at each of its Track 'n Trail and Overland stores to record sales transactions. Eagles Nest will be converted to the same POS system in the first quarter of 1999. As of the end of third quarter 1998, the Company had retrofitted and tested POS systems with the Year 2000 compliant upgrade in 15 of its 178 stores, and expects to upgrade and test the remaining units by the end of first quarter 1999. POS systems for new stores, if any, will be installed with the upgraded version of the software. Contingency planning for this category is scheduled to begin first quarter 1999 and is expected to be completed by second quarter 1999.


THIRD PARTIES. The Company has initiated formal communications with all Third Parties to determine the extent to which the Company is vulnerable to a Third Party's failure to remediate its own Year 2000 issues. To the extent that the Company does not receive adequate assurances, it will develop contingency plans, with completion of these plans scheduled no later than the end of second quarter 1999.


     COSTS


The total costs associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The Company expects such costs in the aggregate to be approximately $53,000, exclusive of system additions, upgrades or replacements incurred in the normal course of business and assuming no implementation of contingency plans will be necessary. The Company estimates $21,000 of this ultimate amount will have been incurred repairing software problems and $32,000 will have been incurred in connection with replacement of problem systems and equipment. Costs through September 26, 1998 have been approximately $12,000. The remaining costs are expected to be incurred within the next 12 months. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company intends to fund the foregoing from operating cash flow.


     RISKS


The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, particularly the uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. As the Y2K Plan continues to be implemented the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its Third Parties should be significantly reduced. The Company believes that, upon completion of the Y2K Plan as scheduled, the possibility of material interruptions of normal operations also should be substantially lowered. No assurances can be given, however, that the Company may not suffer material interruptions of normal operations.

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

PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:


 Exhibit
 Number        Description of Document
---------     -----------------------------------------------------------------
 10.13         Amended and restated Loan Agreement dated as of October 9, 1998 between Union Bank of California, N.A. and the subsidiaries of the Registrant.

 27.1          Financial Data Schedule


(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended September 26, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                        TRACK 'N TRAIL



Date:  November 3, 1998                 By:      /s/Daniel J. Nahmens
                                           --------------------------------
                                                   Daniel J. Nahmens
                                              Vice President-Finance and
                                             Chief Financial Officer and
                                             Treasurer (on behalf of the
                                                Registrant and as the
                                                    Registrant's
                                               Principal Financial and
                                                  Accounting Officer