Form 10-K405
period 1998-12-26
TRACK N TRAIL INC
filed 1999-03-08
CIK 1029932

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

(Mark One)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 26, 1998

                                        OR
               TRANSITION REPORT PURSUANT OT SECTION 13 or 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____

                            Commission file number 0-22359
                                  TRACK 'n TRAIL
                 (Exact name of registrant as specified in its charter)

                            ------------------------------

            Delaware                                      91-1778085
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)

            4961-A Windplay Drive,
            El Dorado Hills, California                   95762
            (Address of principal executive offices)      (Zip Code)

          Registrant's telephone number, including area code: (916) 933-4525 Securities Registered Pursuant to Section 12(b) of the Act : NONE
            Securities Registered Pursuant to Section 12(g) of the Act:
                              Common Stock, $.01 par value
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period tht the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes X   No
                                                 ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of Common Stock held by non-affiliates of the registrant on March 1, 1999 was $2.9 million.

     On March 1, 1999 the rgistrant had 6,865,899 shares of Common Stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                  Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear and apparel. The Company has increased its number of stores and net sales each year since inception. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation ("Track 'n Trail-California"), and Overland Management Corporation ("Overland"). On August 26, 1998, the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. The Company operates in a single business segment.

                  As of December 26, 1998, the Company operated 192 stores in 36 states under the Track 'n Trail, Overland Trading and Eagles Nest names. All but two of the Company's stores are located in regional or super-regional shopping malls, located throughout the United States. Each Track 'n Trail and Overland store offers a wide range of rugged walking and fashion casual shoes, sandals and boots, featuring brands such as Timberland, Dr. Martens, Birkenstock, Vans, Teva, Airwalk, Clarks, Ecco and Rockport. In addition to offering many of the same footwear brands as Track 'n Trail and Overland, each Eagles Nest store specializes in sport and outdoor apparel lines featuring such brands as The North Face, Columbia, Patagonia, Woolrich and Ex Officio.

                  The Company targets middle to upper income consumers, with the Track 'n Trail stores focusing on consumers in the 15- to 40-year-old age group and the Overland Trading and Eagles Nest stores focusing on the 25- to 55-year-old age group. The Company markets to these two different customer segments through distinct merchandise assortments and store designs. The Track 'n Trail stores offer a merchandise selection that emphasizes fashionable, performance-oriented footwear and typically feature an all-glass front, often accented with rock fixtures, and earth-tone interiors reminiscent of an outdoor setting. The Company's Overland Trading stores are merchandised and designed to appeal to a slightly older and more conservative consumer, with a focus on traditional and comfort-oriented styles displayed in a contemporary, natural wood setting. The newly acquired Eagles Nest stores are merchandised and designed to appeal to an active outdoor customer with an emphasis on functional and fashion related sportswear, outerwear and accessories. Track 'n Trail stores average approximately 1,969 square feet in size, the Overland Trading stores average approximately 1,488 square feet and the Eagles Nest stores currently average approximately 5,160 square feet in size. As of December 26, 1998, the Company operated 141 Track 'n Trail stores in 34 states, 46 Overland Trading stores in 13 states and five Eagles Nest stores in two states.

                  The Company obtained 33 Overland Trading stores by acquiring control of Overland on October 25, 1996. In addition to obtaining a distinct retail venue, by acquiring Overland the Company strengthened its presence in the northeastern United States. The Company entered the apparel market by acquiring control of Nevin's Eagles Nest and its five Eagles Nest stores on August 26, 1998. The Company expects Eagles Nest to provide not only access to the apparel market but also new customer streams for its footwear lines. The Company believes these acquisitions increase its purchasing power and negotiating position with suppliers and real estate developers, permit it to realize operational economies of scale, and increase the potential number of stores it can open in both existing and future markets.

OPERATING STRATEGIES

                  The Company's goal is to become the premier destination specialty retailer of better casual, outdoor and adventure footwear and apparel. To accomplish its goal, the Company is pursuing the following operational strategies:

- BRAND NAME MERCHANDISE. Management believes that brand name identity is of paramount importance to its target customer in making footwear purchasing decisions. The Company focuses on carrying authentic, well-established brand names for each product category. For example, the Company offers the Timberland brand for quality hiking, work, performance and casual boots and shoes. For younger buyers of "alternative" footwear, the Company offers Dr. Martens, Vans, and Airwalk shoes. The Company features the Ecco and Rockport brands in the walking shoe and rugged walking category and the Birkenstock brand in walking sandals. In the category of performance, water and active sandals, the Company offers the Teva brand. The Eagles Nest stores offer sportswear and outdoor wear by Ex Officio, Patagonia and Royal Robbins, which management believes meet the demand for high performance apparel required for adventure travel. Management believes that each of the foregoing brands is recognized as one of the originals in the primary category it represents.

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

- CAPITALIZE ON TWO DISTINCT DEMOGRAPHIC GROUPS. Management believes that the Company's distinct retail concepts enable it to serve two diverse and rapidly growing demographic groups. Track 'n Trail stores are designed and merchandised to target 15- to 40-year-olds, while Overland Trading and Eagles Nest stores target 25- to 55-year-olds. The Track 'n Trail strategy is to focus on products that reflect an active and performance-oriented lifestyle, which the Company believes are particularly popular with the fast-growing 15- to 24-year-old age group. Overland Trading and Eagles Nest stores are designed to appeal more to the large 25- to 55-year-old age group. Management plans to differentiate the two footwear retail concepts to a greater degree in malls in which the Company operates both a Track 'n Trail store and an Overland Trading store and/or an Eagles Nest store.


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

- RECOGNIZE AND RESPOND TO CHANGING LIFESTYLE TRENDS. The Company strives to recognize and quickly respond to lifestyle trends that affect customer preferences. Most recently, prevailing lifestyle trends that have affected retail apparel and footwear sales have included (i) the growth in alternative sports such as skateboarding, snowsports, in-line skating and mountain biking as well as the apparel and footwear trends these sports have inspired, (ii) the movement to outdoor activities and to nature as evidenced by the resurgence of walking, hiking, biking, fly fishing and camping and (iii) the increased acceptance of casual dress for both work and social settings. Management believes that it has developed strong relationships with the primary suppliers of the more than 100 brand names that the Company carries. These relationships provide access to market information regarding emerging merchandise trends. Management believes that the breadth and strength of these relationships, together with the Company's focused merchandising strategy, provide the Company with the flexibility necessary to permit it to respond accurately and quickly to changing customer preferences.

- ESTABLISH COMPLEMENTARY PRIVATE LABEL BRANDS. The Company's brand strategy is complemented by its private label merchandise, which is marketed in several product categories under brand names including Forza-TM-, Mole-TM-, New Terrain-TM-, Nordic Trail-TM- , Coloma Trail-TM-, and Quo Vadis-TM-. Private label merchandise, which represented approximately 10% of total net sales in fiscal 1998, has provided the Company with higher maintained gross margins than branded products. The Company's private label strategy is to offer merchandise with quality and features equal or superior to branded products at lower prices.

MERCHANDISING

                  The Company's footwear merchandising philosophy is to maintain a core group of basic styles while identifying and stocking emerging brands and styles. The Company avoids taking significant inventory risk on new items by carefully testing and monitoring their sales. The Company generally tests and monitors numerous new styles each year. After evaluation of market performance and other criteria, a new style may be distributed to a broader segment of stores or system-wide.

                  Merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company's corporate offices. The Company's product purchasing is coordinated through a centralized merchandising department under the direction of its Executive Vice President-Merchandising. The merchandising department currently consists of approximately 20 persons, including three merchandising managers, five buyers for the Track 'n Trail stores, two buyers for the Overland Trading stores and two buyers for the Eagles Nest stores. The Company's Track 'n Trail, Overland Trading and Eagles Nest buyers operate independently, allowing them to focus on their distinct customers' merchandise preferences and lifestyles. These buyers are supported by stock allocation analysts and assistants, who manage the Company's computerized merchandise planning system. Management also receives input from the Company's 23 district managers and three regional managers regarding local or regional factors relevant to merchandising decisions.

                  The principal categories of product offered by the Company's concepts and selected vendors for each, are summarized below:

MEN'S AND WOMEN'S FUNCTIONAL AND SPORT SPECIFIC MERCHANDISE

                  Functional products are designed to perform under adverse conditions or for a specific activity such as hiking and water sports, field and duty, skateboarding, snowsports and inclement weather.



SELECTED TRACK 'N TRAIL VENDORS        SELECTED OVERLAND TRADING VENDORS    SELECTED EAGLES NEST VENDORS
Timberland                             Rockport                             The North Face
Solomon                                Sperry                               Patagonia
Vasque                                 Sorel                                Columbia
Caterpillar                            Timberland                           Marmot
Teva                                                                        Ex Officio
Etnies                                                                      Royal Robbins
Vans
Airwalk
Columbia


MEN'S AND WOMEN'S CASUAL WEAR

                  Casual footwear and sportswear is designed primarily for everyday wear such as walking shoes and casual tops and bottoms including shorts, trousers, pants, T-shirts, knit and woven shirts, blouses, dresses and skirts.



SELECTED TRACK 'N TRAIL VENDORS         SELECTED OVERLAND TRADING VENDORS      SELECTED EAGLES NEST VENDORS
Birkenstocks                            Timberland                             Tommy Bahama
Rockport                                Clarks                                 Ceramicci
Timberland                              Joseph Seibel                          Tsunami
Dr. Martens                             Rockport                               Royal Robbins
Born                                    Easentials                             True Grit
Simple                                  Bostonian                              Woolrich
Stegmann


The following table sets forth the Company's merchandise assortment by category as a percentage of net sales for the periods shown:



                                                                          FISCAL
                                                              -------------------------
                                                               1998     1997      1996
                                                              ------   ------    ------



Men's and Women's Functional and Sport Specific Footwear ..      28 %    31 %    32 %
Men's and Women's Casual Footwear .........................      60      60      58
Apparel ...................................................       2      --      --
Men's, Women's and Children's Slippers ....................       1       1       2
Children's Footwear .......................................       1       1       1
Shoe Care Products, Hosiery and Accessories ...............       8       7       7
                                                                ---     ---      ---
                                                                100%    100%     100%
                                                                ---     ---      ---
                                                                ---     ---      ---



                  Private label merchandise accounted for approximately 10% of the Company's net sales in fiscal 1998. The Company sells its private label merchandise under names such as Forza-TM-, New Terrain-TM-, Mole-TM-, Nordic Trail-TM- , Coloma Trail-TM- and Quo VadIs-TM-.

ACCESSORIES

                  The Company also offers accessories, including socks, neckware, belts, backpacks and shoe care products such as sprays and polishes. Some of these accessories carry the same brand names as the ready-to-wear and footwear sold by the Company, although most are supplied by different manufacturers than the Company's footwear suppliers. Accessories accounted for approximately 7.8% of net sales at the Track 'n Trail and Overland Trading stores in fiscal 1998.

PURCHASING AND SOURCING

                  The Company believes that its ability to buy in large quantities directly from suppliers helps it to plan merchandise flow effectively and to obtain competitive pricing and trade terms. Although the Company deals with approximately 100 vendors, a substantial portion of the Company's merchandise is provided by a limited number of brand name suppliers. The Company's ten largest suppliers accounted for approximately 68.4% of the Company's net sales in fiscal 1998. In fiscal 1998, Dr. Martens, Timberland and Birkenstock accounted for 21.0%, 15.7% and 8.1% of the Company's total net sales, respectively.

                  The Company strives to build and maintain strong and interactive relationships with its major suppliers. Buyers meet regularly with major vendors to stay abreast of new product lines, new features and changes in styling direction. The Company frequently shares information with its vendors about market research, merchandising trends and the Company's goals. In addition, the Company has established EDI programs with most of its major suppliers in order to improve its inventory efficiency. The Company develops and transmits purchase orders through its EDI links, and receives information about order status, delivery times and pricing. These programs thus permit more rapid merchandise replenishment and faster inventory turns. The Company believes that its relationships with major suppliers improve its ability to obtain desired styles and give the Company flexibility to adjust to shifting market demand for different vendors' products from season to season. In an effort to secure appropriate quantities of items in high demand, the Company advises its major vendors of its forecasted needs approximately six to 12 months in advance. However, the Company has no long-term purchase contracts or other contractual assurances of continued supply or pricing with any of its suppliers. See "Risk Factors."

                  Most of the Company's private label products are sourced from Europe (primarily Italy, Spain and Portugal) and the Far East (primarily China, Taiwan and South Korea). The Company's Director of Product Development is responsible for developing styles for private label manufacture and locating suitable manufacturers. The Company actively seeks advantageous sourcing opportunities and works with a variety of manufacturers. During fiscal 1998, the Company relied on approximately 50 private label manufacturers. Generally, private label products are delivered to the Company approximately four to six months after initial order placement, with longer lead times for products manufactured in the Far East. Upon order, the Company typically posts an irrevocable letter of credit in the amount of the purchase price. The

Company has no long-term contracts with its manufacturing sources and competes with other companies for production facilities. See "Risk Factors".

STORE OPERATIONS

                  The Company operated 192 stores as of December 26, 1998, all but two of which were located in regional or super-regional shopping malls. Although all stores are integrated into the Company's inventory control, distribution and management information systems, Track 'n Trail, Overland Trading and Eagles Nest stores differ in format, merchandise content and decor because of their different targeted customer bases.

TRACK 'N TRAIL STORE FORMAT

                  The Track 'n Trail storefront design typically features an all glass 20- to 30-foot front, enabling customers to view featured products on display as well as the extensive product assortment available inside the store. The edges of the storefront are often accented with rock fixtures that are a signature element in the Track 'n Trail design theme. Product display fixtures at several stores are designed to represent rock formations, which may also be incorporated into customer seating fixtures and waterfall display pieces. The store interiors feature natural-tone walls, accent trim, furniture and fixtures. Floor coverings are natural wood or soft earth-tone carpeting, and often include colorful murals depicting outdoor scenes, providing an environment that is both aesthetically pleasing and complementary to the product displays. Each style of footwear is displayed by category, such as hiking boots or sandals. Merchandise is typically featured on rock displays or fixtures along the walls of the stores, with product categories indicated by an overhead sign. The six Track 'n Trail stores located in the Mills malls feature a contemporary "industrial" decor, and utilize industrial equipment throughout as props and fixtures. Track 'n Trail stores average approximately 1,969 square feet in size, of which 40% to 60% is devoted to the sales floor.

OVERLAND TRADING STORE FORMAT

                 Overland Trading stores generally feature interiors that are well lighted, open and inviting. Most stores have two display windows in which a representative collection of merchandise is presented. Store furnishings are constructed of high-quality light woods that contrast against the rich, emerald green floor coverings. Management believes that the Overland Trading stores' more traditional environment conveys the high quality of merchandise and service sought by the Overland Trading concept's more mature target consumer. The Overland Trading merchandising approach focuses on the high-quality brands carried. Each major brand is housed as a "collection" in a distinct wall section, which is delineated by architectural elements and by a distinctive, back-lit overhead sign carrying the vendor's logo. For example, men's Timberland footwear is presented as a collection within a defined wall section, with a back-lit Timberland sign overhead. Overland Trading stores have sales floors similar in size to those at Track 'n Trail stores, but the stores acquired by the Company in October 1996 have smaller stockrooms. The Company has incorporated larger stockrooms in the Overland Trading stores opened after the acquisition of Overland in order to minimize missed sales opportunities due to shortages of high-demand products. Overland Trading stores average approximately 1,488 square feet in size, of which 40% to 60% is devoted to the sales floor.

EAGLES NEST STORE FORMAT

                 Eagles Nest stores are designed with expansive, all glass storefronts framed in rich slate and warm natural wood design elements. Windows feature mannequins showing the most current sportswear and active wear collections and accessories. Store interiors feature a contemporary outdoor environment created through wall elements that are used to create mountain silhouettes depicting the heritage of this company's Rocky Mountain roots. Vignettes featuring natural wood and slate elements emphasize sportswear, travel and active wear collections throughout the store's interior. Impact brand signing is used to call attention to the collections of premium quality and unique brands carried in the Eagles Nest stores. Eagles Nest stores average approximately 5,160 square feet in size, of which 75% to 85% is devoted to the sales floor.

 STORE MANAGEMENT AND COMPENSATION

                 The Company's Vice President-Stores, three regional managers and 23 district managers visit each of the Track 'n Trail, Overland and Eagles Nest stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the merchandise presentation. Each store has a store manager who is responsible for supervision and overall operations, two to three assistant managers and approximately four to eight sales associates, most of whom work part-time.

                 The regional, district and store managers receive fixed salaries and are eligible for incentive bonuses, primarily based on their achievement of the goals stated in the Company's Management by Objective ("MBO") program. The MBO program focuses on reviewing, managing and improving three key objectives: net sales, selling cost and inventory shrinkage. All field incentive compensation programs are based upon goals within these three key objectives. To support the MBO program, the Company has developed an appraisal system to monitor each store's performance on a monthly and quarterly basis. Each appraisal focuses on a store's performance in a key compliance area such as customer service, visual presentation, store operations or loss prevention, to support performance in the three key MBO objectives. The Company also monitors many other store-level variables from its corporate offices, including payroll costs, refund levels, register variances, telephone bills and similar items.

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

                 To develop knowledgeable, responsive sales associates, the Company has devoted significant resources to developing and implementing employee development and incentive programs. All store employees receive extensive training on merchandise features, benefits and technology, as well as customer relations and selling skills. The training program focuses on "six steps" to achieve sales and customer satisfaction: greeting the customer; assessing his or her needs; exceeding customer expectations; overcoming objections; suggestive selling; and closing the sale. In addition to training from the store manager, each employee attends regional product information seminars, receives in-store training through vendor presentations and vendor-supplied videotapes, and is required to complete a formal, written training program. Store managers are also required to complete a 12-week training program, during which they are instructed in the technical aspects of the merchandise, management skills and employee relations. To provide managers with hands-on training, new store and district managers are typically required to work alongside individuals in comparable positions for two to three weeks before they are asked to perform their duties without direct supervision. Managers also attend a minimum of three management training meetings per year. Supplemental product information bulletins are distributed frequently from the Company's corporate offices to educate store managers and sales associates about new products as they are introduced. The Company also employs an independent agency to send unidentified "mystery shoppers" to Company stores, and to report on the service provided to these shoppers by store personnel. The Company also monitors the level of customer service on an ongoing basis through various initiatives, such as telephone surveys.

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

                  The Company operated 192 stores in 36 states as of December 26, 1998, as set forth in the following table:

 TRACK 'N TRAIL STORES


                                           CURRENT                                                           CURRENT
STATE                                       STORES             STATE                                          STORES
-----                                       ------             -----                                          ------


Alabama..................................        1             Michigan....................................       11
Alaska ..................................        2             Minnesota ..................................        4
Arkansas ................................        1             Missouri ...................................        1
California ..............................       27             North Carolina .............................        1
Colorado.................................        6             Nebraska ...................................        1
Connecticut..............................        5             Nevada......................................        1
Florida  ................................        4             New Hampshire...............................        3
Georgia .................................        4             New York....................................        8
Idaho....................................        1             Ohio........................................        4
Illinois.................................        9             Oregon......................................        4
Indiana..................................        5             Pennsylvania................................        3
Iowa ....................................        1             South Carolina .............................        1
Kentucky ................................        3             Tennessee...................................        2
Louisiana ...............................        1             Texas ......................................        4
Maine....................................        2             Virginia....................................        4
Maryland.................................        2             Washington..................................        7
Massachusetts............................        4             Wisconsin...................................        4


OVERLAND TRADING STORES


                                          CURRENT                                                           CURRENT
STATE                                      STORES             STATE                                          STORES
-----                                      ------             -----                                          ------

California  .............................       2             New York.....................................      10
Connecticut .............................       2             Ohio.........................................       5
Florida .................................       2             Pennsylvania.................................       2
Georgia .................................       1             Tennessee  ..................................       4
Kentucky ................................       1             Utah ........................................       1
Massachusetts ...........................       8             Virginia ....................................       3
New Jersey ..............................       5


EAGLES NEST STORES



                                          CURRENT                                                           CURRENT
STATE                                      STORES             STATE                                          STORES
-----                                      ------             -----                                          ------


Colorado ................................       4             Nevada  .....................................       1


                  The Company leases all of its store space. Initial lease terms of the Company's stores generally range from eight to ten years in duration without renewal options, ten-year leases being the most common. The leases generally provide for a fixed minimum rental plus a percentage of store sales in excess of a specified amount.

MARKETING

                  The Company's policy is to price its merchandise competitively with department stores and specialty retailers in the particular mall in which each Company store is located. The Company is primarily a full-price retailer, selling most merchandise at full retail prices. However, the Company conducts promotions that generally revolve around themes such as back-to-school, and holiday seasons. In addition, the Company promotes individual items as needed to increase sales activity.

                  The Company relies primarily on mall traffic and the visual appeal of its stores to attract customers, and on the breadth of its product offering and the quality of its customer service to retain them. In-store promotions with point-of-purchase materials are also an important part of the Company's marketing strategy. The Company also takes advantage of advertising and promotional assistance from many of its suppliers, which takes the form of cooperative advertising programs, point-of-purchase materials, product training for employees and other programs. The Company spends very little on advertising, primarily contributing to mall merchant association funds which advertise both the mall and individual stores within the mall.

DISTRIBUTION

                  The Company believes that strong distribution support for its stores is a critical element in its strategy to maintain a low cost operating structure and to expand in the future. In order to support the needs of a growing store base, the Company relocated its central distribution center to a larger facility located in West Sacramento, California, approximately 30 miles from the previous location in El Dorado Hills, California. The new facility contains approximately 50,000 square feet of storage space, more than double the capacity of the previous facility. The Company believes the new facility will provide distribution support for up to 500 stores.

                  The Company receives approximately 85% of its merchandise at its central distribution center in West Sacramento, California. Other merchandise is drop-shipped from vendors directly to individual stores. The Overland Trading stores currently receive a higher proportion of drop-shipped merchandise than the Track 'n Trail stores. Virtually all of the merchandise for the Eagles Nest stores is drop shipped. The Company intends to process an increasing percentage of the Eagles Nest merchandise through the central distribution center.

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

                  Upon receipt at the central distribution center, merchandise is inspected, recorded in the Company's MIS system, allocated to stores by the system's automatic replenishment function, processed and repackaged for distribution . Merchandise is typically shipped via common carrier from the central distribution center to the various stores once a week, or more often as needed during peak seasonal periods.

MANAGEMENT INFORMATION SYSTEMS

                  The Company has a computerized management information system that includes a network of terminals at the corporate offices to support management decision making, along with PC-based POS computers at the stores that are connected via modem to the computers at the corporate offices. Each store's POS system accumulates detailed sales transaction data that is polled by the Company's main system nightly and reviewed by management each day. The system's perpetual inventory feature enables the Company's buyers to review and analyze daily the inventory levels at each individual store by department, class and SKU in order to replenish fast-selling items on a timely basis. The system also includes an automated replenishment system for core products that orders replacement stock of such products based on factors such as current sales trends or store inventory levels. The minimal inventory that is maintained at the Company's central distribution center is also managed through daily inventory management reports. In January, 1999, the Company upgraded the computer hardware at its corporate offices to accommodate its current and presently anticipated growth. The Company also completed the integration of the Eagles Nest stores into its management information system in February 1999.

COMPETITION

                  The business in which the Company is engaged is highly competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear and apparel stores and traditional shoe and apparel stores. Some of these stores are owned or franchised by major suppliers of the Company. Many of the stores with which the Company competes are units of large national and regional chains that have substantially greater financial and other resources than the Company. To a lesser extent, the Company competes with mail order retailers. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a store.

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

EMPLOYEES

                  As of December 26, 1998, the Company had approximately 870 full-time employees and 690 part-time employees, none of whom is represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. The Company considers its relationship with its employees to be good and has not experienced any interruptions of operations due to labor disagreements.

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

RISKS ASSOCIATED WITH EXPANSION

                  The Company's continued growth will depend largely upon the Company's ability to open or acquire new stores in a timely manner and to operate them profitably. The Company opened 47 stores (including the five Eagles Nest stores acquired in August 1998) in fiscal 1998 and 22 stores in fiscal 1997. The Company plans on scaling back store openings in 1999 until sustained comparable store gains are achieved. Thus, the Company presently anticipates opening eight stores (one net of closures) in fiscal 1999. The success of the Company's future expansion efforts will depend on many factors, including the Company's ability to secure suitable store sites on satisfactory leasing terms and to complete any necessary construction or refurbishment of these sites, the hiring, training and retention of qualified managers and other personnel and the successful integration of new stores into existing operations. No assurance can be given that the Company will be able to expand as planned, that new stores will achieve results similar to those achieved at prior locations, or that the Company will be able to manage any future growth successfully.
Because the Company's business is highly seasonal, any delays in store openings past peak selling periods could significantly reduce the new stores' near-term contribution to total net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON MAJOR SUPPLIERS

                  The Company's business depends to a significant degree upon its ability to obtain timely and plentiful shipments of brand name merchandise at competitive prices. In fiscal 1998, the Company's ten largest suppliers accounted for approximately 68.4% of its net sales. The extent to which the Company is dependent upon any particular supplier varies from season to season. The Company does not have any long-term supply agreements or other contractual assurances of continued supply, pricing or access to new products. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable trade terms than the Company currently enjoys. The Company has occasionally received allocations of merchandise from vendors, particularly merchandise in high demand by many footwear retailers, that are insufficient to meet the Company's desired inventory levels of such merchandise. There can be no assurance that the Company will receive its desired levels of such merchandise in the future. The Company's business is also affected by its suppliers' ability to manufacture and deliver merchandise in a timely and cost-effective manner, which depends upon a number of factors beyond the Company's control, including fluctuations in currency exchange rates, trade barriers, and economic, labor and political conditions in the countries in which the Company's vendors have manufacturing operations.

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

DEPENDENCE ON MALL TRAFFIC

                  All but two of the Company's stores are located in regional or super-regional shopping malls. The Company's net sales are derived, in large part, from the volume of traffic in these malls, particularly because the Company does little independent advertising to attract customers. The Company therefore depends upon the ability of mall "anchor" tenants and other mall attractions to generate consumer traffic in the vicinity of the Company's stores, as well as the continuing popularity of malls as shopping destinations. Mall traffic and the Company's net sales and profitability may be adversely affected by "anchor" tenants or declines in the desirability of the shopping environment in a particular mall. As with other specialty footwear retailers, the Company's business is also subject to general economic conditions, including the possibility of a nationwide recession, consumer confidence and the level of consumer spending.

SEASONALITY; WEATHER

                  The Company's business is highly seasonal. The Company typically incurs losses in the first three months of each fiscal year and recorded a larger loss in the first quarter of fiscal 1998 than in the first quarter of fiscal 1997, due to the fixed operating costs associated with a larger store base during a period of historically low sales. The Company derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. In anticipation of increased net sales activity during these periods, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees. A slowdown in sales during these peak periods will tend to have a particularly pronounced effect on the Company's results of operations. For example, the Company's fiscal 1998 results were negatively affected by slower than expected "back-to-school" and year-end holiday sales. In addition, as a result of this seasonality, the Company's working capital needs are greatest in October and early November, and late in the first quarter of each fiscal year. The Company's net sales are also affected by weather patterns, particularly during the Spring and Fall selling seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

                  The retail footwear business is intensely competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear and apparel stores and traditional shoe and apparel stores. Some of these stores are owned or franchised by the Company's footwear suppliers. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater financial and other resources than the Company. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a presence. To a lesser extent, the Company also competes with mail order retailers. A significant change in price, level of promotion or other strategies by the Company's competitors could have a material adverse effect on the Company's results of operations. For example, in fiscal 1998 the closeout of the Kinney footwear stores adversely affected both Company sales and margins. See "Business--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTIES ASSOCIATED WITH PRIVATE LABEL SOURCING

                  Private label products accounted for approximately 10% of net sales in fiscal 1998. The Company has no long-term contracts with its private label manufacturing sources and competes with other companies for production facilities. In addition, the Company's private label products may experience higher mark-downs than branded products, because they require longer lead times and must be ordered in larger volumes, and because the Company is typically unable to return private label product to its manufacturers. There can be no assurance that the foregoing factors will not disrupt the Company's supply of private label goods or otherwise adversely impact the Company's operations in the future. See "Business--Purchasing and Sourcing."

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

RISKS ASSOCIATED WITH YEAR 2000

                  Many computer programs were designed and developed utilizing only two digits in the date field, thereby creating the inability to recognize the year 2000 or years thereafter. The year 2000 issue creates risks for the Company for unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of suppliers, lessors and other vendors. Failures of these systems or untimely corrections could have a material adverse impact on the Company's ability to conduct its business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

RISKS ASSOCIATED WITH ACQUISITIONS

                  The Company's business strategy includes expanding when appropriate through acquisitions, as well as through new store openings. No assurance can be given that any acquisition by the Company will occur, or that any such acquisition will enhance the Company's results of operations. Any acquisition will involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the diversion of management's attention, uncertainties associated with operating stores in new markets and the potential loss of the acquired company's key employees. Acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, potential reductions in income due to losses incurred by the acquired business and increased amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's financial condition and results of operations.

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

FUTURE CAPITAL NEEDS

                  The Company expects that anticipated cash flow from operations and anticipated borrowings under its credit facility will satisfy its cash requirements through fiscal 1999. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 1999, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and operating results. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

DEPENDENCE ON KEY PERSONNEL

                  The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any key man life insurance. The Company's recent growth, particularly as a result of the acquisition of Overland and Eagles Nest, has resulted in an increase in responsibilities for management personnel. The Company's ability to manage growth effectively will require it to continue to train, motivate and manage its employees, and to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

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

ITEM 2. PROPERTIES

                  The Company entered into a new 10-year lease on a single 50,240 square foot distribution center in West Sacramento, California commencing on November 1, 1998. The Company believes that its new central distribution facility will support as many as 500 stores, which the Company believes is sufficient to continue to service existing stores and to accommodate anticipated growth. The Company also has a lease on a 6,000 square foot merchandise staging facility in Rancho Cordova, California, which expires on March 31, 1999. The Company does not plan on renewing this lease. The corporate office is a 16,000 square foot facility located in El Dorado Hills, California. This facility's lease expires on March 31, 1999. The Company presently anticipates negotiating a new 10-year lease on the corporate office facility. The Company also maintains a 5-year lease on a 2,681 square foot office facility in Littleton, Colorado to support the sales operations and merchandising management team for the Eagles Nest stores. This lease expires on October 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

                  Although the Company is subject to various claims and legal actions that arise in the ordinary course of its business, the Company is not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                  The Company's initial public offering of its Common Stock (the "Offering") occurred in October 1997. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "TKTL". For the period from commencement of trading through December 27, 1997 the high and low sale prices reported by Nasdaq were $11.88 and $8.50, respectively. The following table sets forth for the quarterly periods indicated the high and low prices per share of common stock as reported by Nasdaq:



             FISCAL 1998            HIGH               LOW
             -----------            ----               ----



             1st Quarter           $ 9.00            $ 4.75
             2nd Quarter             9.13              4.38
             3rd Quarter             5.44              3.50
             4th Quarter             3.63              1.88


                  As of March 1, 1999, there were 60 holders of record of the Company's Common Stock.

                  The Company has never paid or declared any cash dividends on its Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current line of credit prohibits the payment of cash dividends on its capital stock without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                  The balance sheet and statement of operations data as of December 26, 1998 and December 27, 1997, and for each of the three fiscal years in the period ended December 26, 1998, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. The balance sheet and statement of operations data as of December 28, 1996, December 30, 1995 and December 31, 1994, and for each of the two fiscal years in the period ended December 30, 1995 are derived from audited consolidated financial statements of the Company which are not included herein. The information for all periods set forth below under the captions "Pro Forma Statement of Operations Data" and "Selected Store Operating Data" is derived from unaudited data. The data set forth below are qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.



                                                                                               FISCAL YEAR ENDED
                                                        ---------------------------------------------------------------------


                                                          1998              1997         1996            1995         1994(1)
                                                        ---------       ---------     ---------       ---------     ---------



                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE, PER SQUARE FOOT AND NUMBER OF
                                                                                     STORES DATA)

STATEMENT OF OPERATIONS DATA:

Net Sales ...........................................   $  99,851       $  91,834     $  66,233       $  50,691     $  48,165
Cost of sales .......................................      53,615          47,677        34,062          26,192        25,080
                                                        ---------       ---------     ---------       ---------     ---------
Gross profit ........................................      46,236          44,157        32,171          24,499        23,085
Selling and marketing expense .......................      37,186          30,780        21,060          16,852        14,975
Administrative and distribution .....................       7,741           6,840         5,508           4,826         4,935
                                                        ---------       ---------     ---------       ---------     ---------
Operating income ....................................       1,309           6,537         5,603           2,821         3,175
Interest expense ....................................         369           1,260           670             435           324
Other expense (income) ..............................         173             (21)          (24)            (41)           37
                                                        ---------       ---------     ---------       ---------     ---------
Income before income taxes and
   minority interest ................................         767           5,298         4,957           2,427         2,814
Income tax expense ..................................         371             118           488              41            67
Minority interest ...................................        --              --             105            --            --
                                                        ---------       ---------     ---------       ---------     ---------
Net income ..........................................   $     396       $   5,180     $   4,364       $   2,386     $   2,747
                                                        ---------       ---------     ---------       ---------     ---------
                                                        ---------       ---------     ---------       ---------     ---------

Historical earnings per share (3):
   Basic ............................................   $     .06       $    1.10     $    1.06       $    0.58     $    0.67
                                                        ---------       ---------     ---------       ---------     ---------
                                                        ---------       ---------     ---------       ---------     ---------
   Diluted ..........................................   $     .06       $    1.03     $    1.04       $    0.58     $    0.67
                                                        ---------       ---------     ---------       ---------     ---------
                                                        ---------       ---------     ---------       ---------     ---------
Weighted average shares outstanding:
   Basic ............................................       6,847           4,700         4,108           4,108         4,108
                                                        ---------       ---------     ---------       ---------     ---------
                                                        ---------       ---------     ---------       ---------     ---------

   Diluted ..........................................       7,154           5,027         4,202           4,108         4,108
                                                        ---------       ---------     ---------       ---------     ---------
                                                        ---------       ---------     ---------       ---------     ---------

PRO FORMA STATEMENT OF OPERATIONS DATA (2):
Historical income before income taxes
   and minority interest ............................                   $   5,298       $   4,957     $   2,427     $   2,814
Pro forma income tax expense (2) ....................                       2,119           1,983           971         1,126
Minority interest ...................................                        --               105          --            --
                                                                        ---------     ---------       ---------     ---------

Pro forma net income ................................                   $   3,179       $   2,869     $   1,456     $   1,688
                                                                        ---------     ---------       ---------     ---------
                                                                        ---------     ---------       ---------     ---------
Pro forma earnings per share (3):
  Basic .............................................                   $    0.68     $    0.70
                                                                        ---------     ---------
                                                                        ---------     ---------
  Diluted ...........................................                   $    0.58     $    0.57
                                                                        ---------     ---------
                                                                        ---------     ---------
Weighted average shares outstanding:
   Basic ............................................                       4,700         4,108
                                                                        ---------     ---------
                                                                        ---------     ---------
   Diluted ..........................................                       5,448         5,030
                                                                        ---------     ---------
                                                                        ---------     ---------



SELECTED STORE OPERATING DATA:
Store contribution(4) ...............................   $   9,050       $  13,377     $  11,111       $   7,647     $   8,110
Number of stores:
     Opened or acquired during period ...............          47(5)           22            51(6)           12             9
     Closed during period ...........................           5               0             5               4             4
     Open at end of period ..........................         192(7)          150           128              82            74
 Total weighted average square feet(8) ..............     306,737         236,095       168,966         144,612       130,542
Weighted average net sales per square foot(9) .......   $     326       $     389     $     392       $     351     $     369
Average square feet per store .......................       1,937           1,780         1,744           1,873         1,894
Increase(decrease) in comparable stores net sales(10)        (9.1)%           0.6%          3.1%           (1.4)%         0.6%

                                                                                    AS OF
                                                         -------------------------------------------------------------------
                                                         DECEMBER 26,  DECEMBER 27,  DECEMBER 28, DECEMBER 30,  DECEMBER 31,
                                                             1998         1997          1996         1995          1994
                                                         ------------  -----------   ------------ -----------   ------------


                                                                               (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Working capital .....................................      $25,116      $21,896      $ 9,430      $ 6,710      $ 5,742
Total assets ........................................       61,279       44,133       31,858       17,050       15,630
Total debt ..........................................       11,510          236       10,765        2,734        2,396
Stockholders' equity ................................       32,538       32,082       10,646        7,648        6,349



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

(3) Shares outstanding include approximately 327,000 and 94,000 shares issuable upon exercise of stock options outstanding at December 27, 1997 and December 28, 1996, respectively, after applying the treasury stock method. In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and the tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Company's initial public offering in October 1997 (the "Offering") and market prices thereafter. Distribution shares of approximately 421,000 included in pro forma diluted earnings per share for fiscal 1997 represents the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares of approximately 828,000 included in pro forma diluted earnings per share for fiscal 1996 represent the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 through the Offering over fiscal 1996 earnings. All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included.


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

(5) On August 26, 1998, the Company acquired five Eagles Nest stores.

(6) On October 25, 1996, the Company acquired 33 Overland Trading stores. The Company opened one additional Overland Trading store in November 1996 pursuant to a commitment previously entered into by Overland.

(7) Stores open at the end of fiscal 1998 consist of 141 Track 'n Trail stores, 46 Overland Trading stores and five Eagles Nest stores.

(8) Weighted to reflect store openings and closings during each period, assuming that all periods presented consisted of 52 weeks.

(9) Weighted average net sales for fiscal 1994 have been adjusted as if such year consisted of 52 weeks.

(10) Comparable store net sales include only those stores that were open both for the full fiscal period and for the full prior fiscal period. The fiscal 1995 and 1994 increases have been calculated by comparing net sales in such years to net sales for the prior 52 and 53 weeks, respectively. The decrease for fiscal 1998 excludes the Eagles Nest stores acquired in August 1998.

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

                   The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear and apparel. On August 26, 1998, the Company acquired the outstanding common stock of Nevin's Eagles Nest, Inc. ("Eagles Nest") for $1.5 million in cash, of which the remaining $100,000 is expected to be paid in August 1999 provided that certain conditions are met (see attached "Notes to Consolidated Financial Statements"). Eagles Nest is a mall-based retailer primarily of premium branded outdoor apparel and operates five stores, four in Colorado and one in Nevada. The Eagles Nest acquisition represents the Company's entrance into the apparel market, an expansion that also is expected to provide new customer streams for the footwear lines. As is common in the apparel industry, Eagles Nest margins are lower than those that the Company currently experiences in its footwear business. As of December 26, 1998, the Company operated 141 Track 'n Trail stores, 46 Overland Trading stores, and five Eagles Nest stores in 36 states.

                  Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales decreased 9.1% in fiscal 1998, excluding the acquired Eagles Nest stores. Had the Eagles Nest stores acquired by the Company on August 26, 1998 been included in the Company's comparable store net sales comparison since the acquisition, comparable store net sales would have decreased by 9.0% in fiscal 1998.

                  Track 'n Trail-California was treated as an S corporation for federal and certain state income tax purposes from June 28, 1992, until its S corporation status terminated and it became a wholly owned subsidiary of the Company as a result of the Reorganization on October 7, 1997 (the "Termination Date"). As a result, the earnings of Track 'n Trail-California during such period were taxed, with certain exceptions, directly to the stockholders of Track 'n Trail-California rather than to Track 'n Trail-California. Thereafter, the Company has been subject to state and federal income taxes as a C corporation, and all references to net income for periods prior to fiscal 1998 in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented as if Track 'n Trail-California, prior to the Reorganization, had been subject to income taxes at a combined state and federal income tax rate of 40%.

RESULTS OF OPERATIONS

                        The following table sets forth certain operating data as a percentage of net sales for the periods indicated:




                                                                               FISCAL
                                                                   ------------------------------
                                                                   1998        1997         1996
                                                                   ----        ----         ----

Net sales ................................................        100.0%      100.0%       100.0%

Cost of sales ............................................         53.7        51.9         51.4
                                                                  -----       -----        -----

Gross profit .............................................         46.3        48.1         48.6
Selling and marketing expenses ...........................         37.2        33.5         31.8
                                                                  -----       -----        -----

Store contribution (1) ...................................          9.1        14.6         16.8
Administrative and distribution
     expenses ............................................          7.8         7.5          8.3
                                                                  -----       -----        -----

Operating income .........................................          1.3         7.1          8.5
Interest expense .........................................          0.4         1.4          1.0
Other (income) expense ...................................          0.1        (0.1)        (0.0)
                                                                  -----       -----        -----

Income before income taxes
     and minority interest ...............................          0.8         5.8          7.5
Income tax provision (2) .................................          0.4         2.3          3.0
Minority interest ........................................          --          --           0.2
                                                                  -----       -----        -----


Net income (2) ...........................................          0.4%        3.5%         4.3%
                                                                  -----       -----        -----
                                                                  -----       -----        -----

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

(2) For 1997 and 1996, reflects an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track 'n Trail-California been taxed as a C corporation. From June 28, 1992, through the Termination Date, Track 'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes.

FISCAL 1998 COMPARED TO FISCAL 1997

                  NET SALES

                  Net sales increased to $99.9 million in fiscal 1998, an increase of $8.0 million, or 8.7%, over fiscal 1997 net sales. The 42 stores opened by the Company in fiscal 1998 generated $8.0 million in net sales. In addition, the 20 stores (net of closures) opened in fiscal 1997 were responsible for $5.9 million more in net sales in fiscal 1998 than in fiscal 1997 and, the five Eagles Nest stores acquired in fiscal 1998 contributed $2.9 million in fiscal 1998. These additions to net sales were partially offset by a decrease in comparable store net sales of $7.7 million, or 9.1%, for fiscal 1998, a $378,000 decrease, relative to fiscal 1997, in net sales attributable to the closing of five stores during fiscal 1998, and a $773,000 decrease, relative to fiscal 1997, in net sales attributable to the relocation of three stores and the remodeling of one store in fiscal 1998. The decrease in comparable store sales is primarily due to the disruptions caused by unseasonable weather conditions consisting of a wet and cold spring associated with El Nino and a warm fall season. In addition, heavy discounting by competitors (related, in part, to competitor store closures) put pressure on both the customer stream and prices.

                  GROSS PROFIT

                  Gross profit was $46.2 million for fiscal 1998, an increase of $2.1 million, or 4.7%, over the gross profit for fiscal 1997. Approximately $1.2 million of the increase in gross profit is attributable to the Eagles Nest stores acquired in 1998. Gross profit as a percentage of net sales decreased to 46.3% for fiscal 1998 from 48.1% in fiscal 1997. This decrease was primarily the result of markdowns taken to liquidate winter goods in the first quarter and in response to competitor discounting in the third and fourth quarters.

                  SELLING AND MARKETING EXPENSES

                  Selling and marketing expenses were $37.2 million for fiscal 1998, an increase of $6.4 million, or 20.8%, over the $30.8 million in selling and marketing expenses for fiscal 1997. Approximately $664,000, or 10.4%, of this increase is attributable to the Eagles Nest stores acquired in 1998. The remaining increase is primarily attributable to operating costs related to operating 42 additional stores at December 26, 1998 versus December 27, 1997. As a percentage of net sales, selling and marketing expenses increased to 37.2% in fiscal 1998 from 33.5% in fiscal 1997, primarily as a result of operating a larger store base during a period in which the Company experienced declining comparable store sales and opened new stores which have a lower initial sales base.

                  ADMINISTRATIVE AND DISTRIBUTION EXPENSES

                  Administrative and distribution expenses were $7.7 million for fiscal 1998, an increase of $901,000, or 13.2%, over $6.8 million in administrative and distribution expenses for fiscal 1997. This increase is primarily attributable to the increases in personnel and related expenses associated with the Company's expansion and becoming a public company. Approximately $201,000 of the increase in administrative and distribution expenses is attributable to the Eagles Nest acquisition in August 1998. As a percentage of net sales, administrative and distribution expenses increased to 7.8% in fiscal 1998 from 7.5% in fiscal 1997, predominately as a result of the decrease in comparable store sales.

                  INTEREST EXPENSE

                  Interest expense decreased to $369,000, or 0.4% of net sales, for fiscal 1998, from $1.3 million, or 1.4% of net sales, in fiscal 1997. This decrease is primarily attributable to repayment of debt incurred in connection with the acquisition of Overland and reduction of the outstanding principal balance of the Company's credit facility from the proceeds from the Offering. Interest expense attributable to debt incurred in connection with the Eagles Nest acquisition was $88,000, or 23.9% of total interest expense for fiscal 1998.

                  NET INCOME

                  The Company's net income for fiscal 1998 was $396,000, a decrease of $2.8 million, or 87.5 %, from $3.2 million in fiscal 1997. Approximately $107,000 of net income for fiscal 1998 is attributable to the Eagles Nest acquisition in August 1998. The decrease in net income of $2.9 million (excluding Eagles Nest) is primarily attributable to fixed operating costs associated with a larger store base during a period in which the Company experienced declining comparable store sales and the start up costs associated with a larger base of new stores in fiscal 1998.

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

                  GROSS PROFIT

                  Gross profit was $44.2 million in fiscal 1997, an increase of $12.0 million, or 37.3%, over the $32.2 million gross profit in fiscal 1996. Gross profit as a percentage of net sales decreased to 48.1% in fiscal 1997 from 48.6% in fiscal 1996. Gross profit at the Track 'n Trail stores in fiscal 1997 was 48.8% of net sales, a 0.2% margin improvement over the 48.6% gross profit as a percentage of net sales in fiscal 1996. This increase was primarily attributable to enhanced cumulative markups and lower markdowns. Overland's gross profit in fiscal 1997 was $11.3 million, or 46.2% of net sales, which had a negative impact on the consolidated gross profit as a percentage of net sales. The level of gross profit as a percentage of net sales realized at the Overland Trading stores represented an improvement over the 43.2% gross profit margin recorded by Overland under previous management in the comparable period in 1996. This improvement was due, in part, to increased purchasing economies of scale after the acquisition of Overland. Management also believes that liquidity problems at Overland contributed to Overland's low gross profit margin in the comparable period in 1996.

                  SELLING AND MARKETING EXPENSES

                  Selling and marketing expenses were $30.8 million in fiscal 1997, an increase of $9.7 million, or 46.2%, over fiscal 1996. Overland accounted for $6.7 million of the increase. The remaining $3.0 million increase is primarily attributable to the 17 Track 'n Trail stores opened in 1996 and the 19 Track 'n Trail stores opened in 1997 which were not open for the full comparable period in the prior year. As a percentage of net sales, selling and marketing expenses increased to 33.5% in fiscal 1997 from 31.8% in fiscal 1996, primarily as a result of higher operating expenses as a percentage of net sales at Overland, which were 34.1% of Overland's net sales in fiscal 1997. As a percentage of net sales, selling and marketing expenses at the Track 'n Trail stores increased slightly to 33.3% in fiscal 1997 from 32.6% in the comparable period in 1996, primarily due to the timing of new store openings.

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

QUARTERLY RESULTS OF OPERATIONS

                  The Company typically incurs losses in the first quarter, and derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. The table below sets forth quarterly operating data of the Company, including such data as a percentage of net sales for fiscal 1998 and fiscal 1997. This quarterly information is unaudited, but in management's opinion reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.




                                                       Fiscal 1998                             Fiscal 1997
                                                      -------------                           -------------


                                       FIRST       SECOND     THIRD     FOURTH      FIRST      SECOND      THIRD    FOURTH
                                      QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER   QUARTER
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                                           (In thousands, except per share data)


Net sales .........................   $ 18,908    $ 22,311   $ 25,662   $ 32,970   $ 16,867    $ 20,660   $ 24,761  $ 29,546
Cost of sales .....................     10,065      11,385     13,927     18,238      8,857      10,556     12,975    15,289
                                      --------    --------   --------   --------   --------    --------   --------  --------
Gross profit ......................      8,843      10,926     11,735     14,732      8,010      10,104     11,786    14,257
Selling and marketing expenses ....      8,239       8,523      9,511     10,913      7,194       7,333      7,787     8,466
                                      --------    --------   --------   --------   --------    --------   --------  --------
Store contribution(1) .............        604       2,403      2,224      3,819        816       2,771      3,999     5,791
Administrative and distribution

     expenses .....................      2,007       1,908      1,945      1,881      1,780       1,664      1,777     1,619
                                      --------    --------   --------   --------   --------    --------   --------  --------
Operating income (loss) ...........   $ (1,403)   $    495   $    279   $  1,938   $   (964)   $  1,107   $  2,222  $  4,172
Interest expense ..................          5          46         89        229        289         442        440        89
Other expense (income) ............          5           4         29        135        (10)         30        (26)      (15)
                                      --------    --------   --------   --------   --------    --------   --------  --------
Income (loss) before income taxes .   $ (1,413)   $    445   $    161   $  1,574   $ (1,243)   $    635   $  1,808  $  4,098
Income tax provision (benefit) ....       (565)        178         64        694       (416)         44        125       365
                                      --------    --------   --------   --------   --------    --------   --------  --------
Net income (loss) .................       (848)        267         97        880       (827)        591      1,683     3,733
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------

Historical earnings per share:
     Basic ........................   $  (0.12)   $   0.04   $   0.01   $   0.13   $  (0.20)   $   0.14   $   0.41  $   0.58
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------
     Diluted ......................   $  (0.12)   $   0.04   $   0.01   $   0.12   $  (0.20)   $   0.14   $   0.39  $   0.54
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------

Weighted average shares outstanding:

     Basic ........................      6,842       6,843      6,851      6,852      4,108       4,108      4,108     6,478
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------
     Diluted ......................      6,842       7,256      7,070      7,074      4,108       4,302      4,330     6,973
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------

Historical income (loss) before
     income taxes .................                                                  (1,243)        635      1,808     4,098
Pro forma income tax provision
     (benefit) ....................                                                    (497)        254        723     1,639
                                                                                   --------    --------   --------  --------
Pro forma net income (loss) (2) ...                                                $   (746)   $    381   $  1,085  $  2,459
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------
Pro forma earnings per share:
     Basic ........................                                                $  (0.18)   $   0.09   $   0.26  $   0.38
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------
     Diluted ......................                                                $  (0.16)   $   0.08   $   0.22  $   0.35
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------
Weighted average shares outstanding:
     Basic.........................                                                   4,108       4,108      4,108     6,478
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------
     Diluted ......................                                                   4,786       4,888      4,880     7,044
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------

                                              As a percentage of net sales


Net sales .........................      100.0%      100.0%     100.0%     100.0%     100.0%     100.0%      100.0%    100.0%
Cost of sales .....................       53.2        51.0       54.3       55.3       52.5       51.1        52.4      51.7
                                      --------    --------   --------   --------   --------    --------   --------  --------

Gross profit ......................       46.8        49.0       45.7       44.7       47.5       48.9        47.6       48.3
Selling and marketing expenses ....       43.6        38.2       37.0       33.1       42.7       35.5        31.5       28.7
                                      --------    --------   --------   --------   --------    --------   --------  --------
Store contribution(1) .............        3.2        10.8        8.7       11.6        4.8       13.4        16.1       19.6
Administrative and distribution
     expenses .....................       10.6         8.6        7.6        5.7       10.6        8.1         7.1        5.5
                                      --------    --------   --------   --------   --------    --------   --------  --------


Operating income (loss) ...........       (7.4)        2.2        1.1        5.9       (5.8)       5.3         9.0       14.1

Interest expense ..................        0.1         0.2        0.4        0.7        1.7        2.1         1.8        0.3
Other expense (income) ............        0.0         0.0        0.1        0.4       (0.1)       0.1        (0.1)      (0.1)
                                      --------    --------   --------   --------   --------    --------   --------  --------
Income (loss) before income taxes         (7.5)        2.0        0.6        4.8       (7.4)       3.1         7.3       13.9
Income tax provision (benefit) ....       (3.0)        0.8        0.2        2.1       (2.5)       0.2         0.5        1.2


Net income (loss) .................       (4.5)%       1.2%       0.4%       2.7%      (4.9)%      2.9%        6.8%      12.7%
                                      --------    --------   --------   --------   --------    --------   --------  --------
                                      --------    --------   --------   --------   --------    --------   --------  --------

Historical income (loss) before
income taxes ......................                                                    (7.4)       3.1         7.3      13.9

Pro forma income tax provision
(benefit) .........................                                                    (3.0)       1.3         2.9       5.6
                                                                                   --------    --------   --------  --------

Pro forma net income (loss) (2) ...                                                    (4.4)%      1.8%        4.4%      8.3%
                                                                                   --------    --------   --------  --------
                                                                                   --------    --------   --------  --------


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

                  The Company anticipates that operating results will fluctuate as a result of a number of factors, including seasonality, weather, changes in pricing or promotion policies by the Company, its competitors or its suppliers, the availability and cost of merchandise, consumer acceptance of the products sold by the Company, and the number and timing of store openings and closures. The availability and cost of merchandise may, in turn, fluctuate due to a number of factors including changes in the Company's relationships with major suppliers, the Company's access to private label manufacturing capacity, foreign currency fluctuations and other risks associated with importing private label products from foreign countries.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores and remodeling of existing stores. In fiscal 1998, the Company also used funds for the acquisition of Eagles Nest and the relocation of its distribution facility from El Dorado Hills, California to West Sacramento, California. In connection with the acquisition of Eagles Nest, the Company paid off the Eagles Nest line of credit and other debt of approximately $1.4 million.

                 Net cash used for operating activities for fiscal 1998 and fiscal 1997 was $2.8 million and $1.3 million, respectively. Cash provided by operating activities for fiscal 1996 was $5.1 million. Net cash used for/provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventory levels have increased throughout these periods due to an increase in the number of stores. Inventories at the end of fiscal 1998 were $37.0 million compared to $27.9 million at the end of fiscal 1997, an increase of $9.1 million. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The five Eagles Nest stores acquired accounted for $1.6 million of the increase. The remaining increase in inventory between December 27, 1997 and December 26, 1998 relates primarily to the opening of 37 new Track 'n Trail and Overland Trading stores (net of closures) and increased inventory levels in six larger format stores.

                 The Company had $25.1 million in working capital at the end of fiscal 1998 compared to $21.9 million at the end of fiscal 1997, an increase of $3.2 million. The increase in working capital is primarily attributable to an increase in inventory due to a larger store base, which increase was partially offset by the use of cash for the construction of 42 new stores and the acquisition of Eagles Nest. The Company's working capital needs are somewhat seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the Spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season, and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first quarter inventory levels, typically reduce working capital needs in the first quarter.

                 Capital expenditures excluding the cost of acquisitions were $6.9 million, $2.3 million and $1.7 million in fiscal 1998, 1997, and 1996, respectively. Capital expenditures for fiscal 1998 were primarily for the build-out of 42 new stores, four of which are temporary locations to be completed in 1999, the completion of four stores opened in 1997, the remodeling of three stores, the relocation of three stores and the distribution facility, and the full build-out of a store to be opened in the first quarter of 1999. An additional $1.4 million of cash was used in 1998 for the acquisition of Eagles Nest.

                 During fiscal 1999, the Company plans to open approximately eight new stores, complete the build-out of the four temporary stores opened in fiscal 1998 and remodel 14 existing stores. In addition, the Company plans to complete the capital improvements to the new distribution facility and upgrade certain computer hardware and software. The Company estimates that total capital expenditures in fiscal 1999 will be approximately $3.5 million.

                 The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed two stores in the first quarter of 1998 and closed three additional stores in the third quarter. The Company anticipates closing seven stores in fiscal 1999.

                  Financing activities provided cash of $10.5 million and $5.0 million in fiscal 1998 and fiscal 1997, respectively. The Company used cash of $2.7 million in financing activities in fiscal 1996. Net cash provided in fiscal 1998 is primarily attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements and the acquisition of Eagles Nest. Cash was also used from financing activities for the early retirement of long-term debt. In fiscal 1997 the Company consummated its initial public offering which generated $25 million in net proceeds. The proceeds were utilized to repay all indebtedness then outstanding under the Company's revolving credit facility ($10.2 million) and other debt totaling $7.5 million, and to make a $6.4 million distribution to the Pre-Offering Stockholders.

                 In October 1998 the Company increased its revolving line of credit availability to $20.0 million. Pursuant to the revised terms of the credit facility, the Company has the right to convert as of October 11, 1999, the date upon which the revolving line is scheduled to mature, up to $10.0 million of the revolving line to term debt with principal amortizing over a five year term expiring on October 30, 2004. The Company's revolving line bears interest at the option of the Company at either the bank's reference rate or the London Inter-Bank Offered Rate plus 2%, and is collateralized by all of the Company's assets. Of the $20.0 million available under this facility, up to $1.5 million may be allocated to letters of credit with durations of up to 180 days. Advances under the revolving line are limited to 50% of eligible inventory, subject to reduction by any amounts outstanding under letters of credit. The credit facility prohibits the Company from paying dividends without the bank's consent and limits the Company's capital expenditures to $4.0 million in 1999. In addition, the credit facility requires the Company to meet certain financial covenants, including minimum financial ratios and profitability tests. As of December 26, 1998, $11.3 million was outstanding under the credit facility.

                 Management believes that operating cash flow and borrowing under its credit facility will be sufficient to complete the Company's fiscal 1999 planned store expansions and to satisfy the Company's other capital requirements through fiscal 1999. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions. When the term of the Company's current bank credit facility expires, management believes that it will be able to either obtain an extension to the Company's current revolving line of credit or obtain a new credit facility.

                 As part of its growth strategy, the Company may, when appropriate, pursue opportunities to acquire complementary businesses. To the extent that the foregoing cash resources are insufficient to fund the purchase price of future acquisitions, if any, or the operations of any acquired business, additional external capital may be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

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

                 STATE OF READINESS

                 The Company has developed a Year 2000 plan (the "Y2K Plan") with the objective of having all of its information technology ("IT") systems and non-IT systems functioning properly with respect to the Year 2000 by December 31, 1999. The Y2K Plan consists of the following phases: 1) assess the Year 2000 compliance of IT and non-IT systems and identify potential problems;
2) assign priorities to identified Year 2000 problems; 3) remediation; 4) test IT and non-IT systems; and 5) develop contingency plans, including the possibility of securing alternate sources of supplies and services, increasing inventory and supply levels, and adjusting store and office staffing levels. The Company defines IT systems as all applications, operating systems and hardware on mainframe, PC or LAN platforms. Non-IT systems refer to systems with embedded software or hardware that may have a time element. The Company has identified three areas of focus for its Y2K Plan: corporate headquarters, store sites, and "key" third parties (the "Third Parties"). Third Parties include suppliers, vendors and service providers that are deemed to be critical to the Company's business operations. All phases of the Y2K Plan are being applied to these three areas.

                 An outside vendor provides the mainframe system software used at the Company's corporate office. The software contains an operating system and seven modules. The outside vendor has tested the operating system, merchandise, accounts payable, sales audit, fixed assets and general ledger modules and verified to the Company that such software is Year 2000 compliant. The Company has received Year 2000 compliant upgrade software for the electronic data exchange and report writing modules, and expects installation and testing to be complete in second quarter 1999. The manufacturer of the mainframe hardware has tested the hardware and advised the Company that it is Year 2000 compliant.

                 As of December 26, 1998, the Company had assessed approximately 75% of the personal computers at the corporate headquarters, of which approximately 50% were found to be non-Year 2000 compliant. The Company expects the remaining personal computers and non-IT systems will be assessed by the end of second quarter 1999. Retrofitting and/or replacement and subsequent testing of non-compliant systems is scheduled for the third quarter of 1999. The local area network (LAN) software and hardware manufacturers have advised the Company that the LAN software and hardware is Year 2000 compliant.

                 The Company utilizes software produced by an outside vendor for its human resource and payroll functions. In the third quarter of 1998, the outside vendor upgraded and tested both systems and verified to the Company that they are Year 2000 compliant.

                 The Company has identified the systems most critical to ongoing operations within the corporate headquarters category. Contingency planning for this category began in third quarter 1998 and is scheduled for completion in third quarter 1999.

                 The Company uses point of sale (POS) hardware and software provided by an outside vendor at each of its Track 'n Trail and Overland stores to record sales transactions. Eagles Nest was converted to the same POS system in the first quarter of 1999. Of the Company's 192 stores, eleven require hardware upgrades to become Year 2000 compliant as of the end of fiscal 1998. Additionally, the Company expects to receive a Year 2000 compliant software upgrade for its POS systems and expects to retrofit all of its stores with the upgraded software version by the end of the second quarter of 1999. POS systems for new stores, if any, will be installed with the upgraded version of the software. Contingency planning for this category is scheduled to begin in the first quarter of 1999 and is expected to be completed by the end of the second quarter of 1999.

                 The Company has initiated formal communications with all Third Parties to determine the extent to which the Company is vulnerable to a Third Parties failure to remediate its own Year 2000 issues. To the extent that the Company does not receive adequate assurances, it will develop contingency plans, with completion of these plans scheduled for the end of the second quarter of 1999.

                 COSTS

                 The Company expects its costs associated with becoming Year 2000 compliant to be approximately $53,000, exclusive of system additions, upgrades or replacements incurred in the normal course of business and assuming that implementation of contingency plans will not be necessary. The Company estimates that $21,000 of this amount will have been incurred repairing software problems and $32,000 will have been incurred in connection with replacement of problem systems and equipment. Costs incurred through December 26, 1998 have been approximately $12,000. The remaining costs are expected to be incurred in the first nine months of fiscal 1999. The Company does not separately track the internal costs incurred for the Y2K Plan. Such internal costs are principally related to the payroll of the Company's Management Information Systems department. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company intends to fund the foregoing from operating cash flow.

                 RISKS

                 The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine the Company's worst- case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company is developing contingency plans to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans will include manual processing of information for critical information technology systems, increasing store staffing levels and inventory levels, identifying alternative suppliers and increasing cash on hand. The contingency plans are expected to be completed by the end of the second quarter of fiscal 1999, after which the appropriate implementation training is scheduled to take place. The Company believes that, upon completion of the Y2K Plan as scheduled, the possibility of material interruptions of normal operations also should be substantially lowered. No assurances can be given, however, that the Company may not suffer material interruptions of normal operations, or that such interruptions, even after the implementation of any contingency plans, will not have a material adverse effect.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that all derivative instruments be recorded on the balance sheet at fair value, and that changes in the fair value of the derivative instruments be recorded in net earnings or comprehensive earnings. SFAS 133 must be adopted for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Management has determined that adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

                  INTEREST RATE RISK

                  The Company's revolving line of credit exposes earnings to changes in short-term interest rates since the interest rates on the revolving line of credit are variable. If the variable rates on the Company's revolving line of credit were to increase by 1% from the rate at December 26, 1998 and the Company borrowed the maximum amount available under its revolving line of credit ($20.0 million) for all of fiscal 1999, solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $113,000 decrease in net income. The marginal income tax rate of 48.4% was used. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. The fair value of the Company's revolving line of credit is not affected by changes in market interest rates.

                  FOREIGN EXCHANGE RISK

                  The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of independent accountants.                                            26

Consolidated balance sheets as of December 26, 1998
and December 27, 1997.                                                        27

Consolidated statements of income for each of the three fiscal
years in the period ended December 26, 1998.                                  28

Consolidated statements of changes in stockholders' equity for
each of the three fiscal years in the period ended December 26, 1998.         29

Consolidated statements of cash flows for each of the three fiscal
years in the period ended December 26, 1998.                                  30

Notes to financial statements.                                                31

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Track 'n Trail and Subsidiaries
El Dorado Hills, California


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Track 'n Trail and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP


Sacramento, California
February 11, 1999

     TRACK 'N TRAIL AND
     SUBSIDIARIES
     REPORT ON AUDITS OF FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 26, 1998
     AND DECEMBER 27, 1997

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                             DECEMBER 26,    DECEMBER 27,
ASSETS                                                           1998          1997
                                                            ------------     ------------
Current assets:
    Cash and cash equivalents                               $      1,808     $      2,383
    Accounts receivable                                            2,510            1,540
    Income taxes receivable                                          130              -
    Inventories                                                   36,998           27,852
    Prepaid expenses                                                 432              311
    Deferred income taxes                                            675              317
                                                            ------------     ------------

             Total current assets                                 42,553           32,403

Fixed assets, net                                                 11,849            7,284
Goodwill, net                                                      4,852            3,084
Deferred income taxes                                              2,025            1,362
                                                            ------------     ------------

             Total assets                                   $     61,279     $     44,133
                                                            ------------     ------------
                                                            ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                       $      1,746     $        116
    Accounts payable                                              12,481            6,958
    Accrued payroll and bonuses                                      561              668
    Sales tax payable                                                952              874
    Income taxes payable                                             687            1,089
    Accrued expenses and other liabilities                         1,010              802
                                                            ------------     ------------

             Total current liabilities                            17,437           10,507

Deferred rent                                                      1,540            1,424
Long-term debt, net of current portion                             9,764              120
                                                            ------------     ------------

             Total liabilities                                    28,741           12,051
                                                            ------------     ------------

Commitments and contingencies (Notes 4, 7 and 13)

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                    -                -
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,851,961 and 6,839,811 shares issued
      and outstanding at December 26, 1998 and
      December 27, 1997, respectively                                 69               68
    Additional paid-in capital                                    25,831           25,772
    Retained earnings                                              6,638            6,242
                                                            ------------     ------------

             Total stockholders' equity                           32,538           32,082
                                                            ------------     ------------

             Total liabilities and stockholders' equity     $     61,279     $     44,133
                                                            ------------     ------------
                                                            ------------     ------------


   The accompanying notes are an intergral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                               FISCAL YEAR ENDED
                                                           -----------------------------------------------------------
                                                              DECEMBER 26,       DECEMBER 27,         DECEMBER 28,
                                                                 1998                1997                 1996
                                                           ------------------  ------------------  -------------------
Net sales                                                  $          99,851   $          91,834   $           66,233

Cost of sales                                                         53,615              47,677               34,062
                                                           ------------------  ------------------  -------------------
           Gross profit                                               46,236              44,157               32,171
                                                           ------------------  ------------------  -------------------
Operating expenses:
    Selling and marketing                                             37,186              30,780               21,060
    Administrative and distribution                                    7,741               6,840                5,508
                                                           ------------------  ------------------  -------------------
           Total operating expenses                                   44,927              37,620               26,568
                                                           ------------------  ------------------  -------------------
           Operating income                                            1,309               6,537                5,603

Other (income) expenses:
    Interest expense                                                     369               1,260                  670
    Other, net                                                           173                 (21)                 (24)
                                                           ------------------  ------------------  -------------------
           Income before provision for income taxes
             and minority interest                                       767               5,298                4,957

Income tax provision                                                     371                 118                  488
                                                           ------------------  ------------------  -------------------
           Income before minority interest                               396               5,180                4,469

Minority interest in net income of consolidated
    subsidiaries                                                           -                   -                  105
                                                           ------------------  ------------------  -------------------
           Net income                                      $             396   $           5,180   $            4,364
                                                           ------------------  ------------------  -------------------
                                                           ------------------  ------------------  -------------------
Historical earnings per share:
    Basic                                                  $            0.06   $            1.10   $             1.06
                                                           ------------------  ------------------  -------------------
                                                           ------------------  ------------------  -------------------
    Diluted                                                $            0.06   $            1.03   $             1.04
                                                           ------------------  ------------------  -------------------
                                                           ------------------  ------------------  -------------------
Pro forma income data (unaudited):
    Historical income before income
      taxes and minority interest                                              $           5,298   $            4,957
    Pro forma income tax provision                                                         2,119                1,983
                                                                               ------------------  -------------------
    Pro forma income before minority interest                                              3,179                2,974
    Minority interest                                                                          -                  105
                                                                               ------------------  -------------------
           Pro forma net income                                                $           3,179   $            2,869
                                                                               ------------------  -------------------
                                                                               ------------------  -------------------
    Pro forma earnings per share:
      Basic                                                                    $            0.68   $             0.70
                                                                               ------------------  -------------------
                                                                               ------------------  -------------------
      Diluted                                                                  $            0.58   $             0.57
                                                                               ------------------  -------------------
                                                                               ------------------  -------------------

   The accompanying notes are an intergral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS,
EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                         NOTES
                                                                                      RECEIVABLE
                                                    COMMON STOCK         ADDITIONAL      FROM
                                              -----------------------     PAID-IN       RELATED       RETAINED
                                                NUMBER      AMOUNT        CAPITAL       PARTIES       EARNINGS        TOTAL
                                              ---------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 30, 1995                    4,107,608   $        41   $        24   $    (1,069)   $     8,652    $     7,648

    Cash advances to stockholders                   -             -             -            (591)           -             (591)

    Distribution of notes to stockholders           -             -             -           1,660         (1,660)           -

    Distributions to stockholders                   -             -             -             -           (1,475)        (1,475)

    Exchange of stock appreciation rights
      for stock option grants                       -             -             597           -              -              597

    Compensation recorded under stock
      option plans                                  -             -             103           -              -              103

    Net income                                      -             -             -             -            4,364          4,364
                                              ---------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 28, 1996                    4,107,608            41           724           -            9,881         10,646

    Issuance of common stock upon
      initial public offering, net of
      offering costs of $3,649                2,727,272            27        24,961           -              -           24,988

    Issuance of common stock upon
      exercise of options                         4,931           -              20           -              -               20

    Distributions to stockholders                   -             -             -             -           (8,819)        (8,819)

    Compensation recorded under stock
      option plans                                  -             -              67           -              -               67

    Net income                                      -             -             -             -            5,180          5,180
                                              ---------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 27, 1997                    6,839,811            68        25,772           -            6,242         32,082

    Issuance of common stock under the
     employee stock purchase plan                12,150             1            59           -              -               60

    Net income                                      -             -             -             -              396            396
                                              ---------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 26, 1998                    6,851,961   $        69   $    25,831   $       -      $     6,638    $    32,538
                                              ---------   -----------   -----------   -----------    -----------    -----------
                                              ---------   -----------   -----------   -----------    -----------    -----------

   The accompanying notes are an intergral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    1998         1997         1996
                                                                                  --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $    396     $  5,180     $  4,364
    Adjustments to reconcile to cash (used for)
      provided by operating activities:
       Depreciation and amortization                                                 2,119        1,743        1,121
       Loss on disposal of fixed assets                                                122          -            -
       Minority interest                                                               -            -            105
       Compensation recorded in connection
        with stock option plans                                                        -             67          103
       Deferred income taxes                                                          (408)      (1,161)          81
       Cash provided by (used for) changes in
        operating assets and liabilities, net of
        effects of business combinations:
          Accounts receivable                                                         (384)        (530)        (375)
          Income taxes receivable                                                     (130)         -            -
          Inventories                                                               (7,946)      (7,984)      (1,008)
          Prepaid expenses                                                            (104)         (99)          88
          Accounts payable and accrued liabilities                                   3,916          831          293
          Income taxes payable                                                        (402)         613          291
          Deferred rent                                                                 64           29           42
                                                                                  --------     --------     --------

          Cash (used for) provided by operating activities                          (2,757)      (1,311)       5,105
                                                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                                       (6,942)      (2,306)      (1,721)
    Proceeds from sale of fixed assets                                                 -             27          -
    Cash paid for business combinations                                             (1,401)         -           (240)
                                                                                  --------     --------     --------

           Cash used for investing activities                                       (8,343)      (2,279)      (1,961)
                                                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank line of credit:
      Borrowings                                                                    48,431       44,819       31,154
      Repayments                                                                   (37,732)     (45,499)     (33,484)
    Other long-term debt:
      Borrowings                                                                       -            -          2,487
      Repayments                                                                      (960)     (10,513)        (747)
    Book overdraft                                                                     726          -            -
    Advances to related parties under notes receivable                                 -            -           (591)
    Net proceeds from issuance of common stock                                          60       24,988          -
    Proceeds from exercise of stock options                                            -             20          -
    Payment of distributions to stockholders                                           -         (8,819)      (1,475)
                                                                                  --------     --------     --------

           Cash provided by (used for) financing activities                         10,525        4,996       (2,656)
                                                                                  --------     --------     --------

           (Decrease) increase in cash and cash equivalents                           (575)       1,406          488

Cash and cash equivalents, beginning of year                                         2,383          977          489
                                                                                  --------     --------     --------

Cash and cash equivalents, end of year                                            $  1,808     $  2,383     $    977
                                                                                  --------     --------     --------
                                                                                  --------     --------     --------


   The accompanying notes are an integral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND
     Track n' Trail, a Delaware corporation (Company), is a retailer of footwear, apparel and related accessories. As of December 26, 1998 and December 27, 1997, the Company operated 192 and 150 stores in 36 and 29 states, respectively, under the Track `n Trail, Overland Trading and Eagles Nest names. Each Track `n Trail and Overland Trading store offers a wide range of rugged walking and fashion casual shoes, sandals and boots. Each Eagles Nest store offers premium outdoor apparel and footwear.

     The Company ends its fiscal year on the last Saturday in December.

     The Company is the successor to businesses formerly conducted by Track 'n Trail, a California corporation (Track 'n Trail-California), and its subsidiary, Overland Management Corporation (Overland). In connection with the formation of the Company, the Company issued an aggregate of 40,816 shares of its common stock to existing stockholders of Track 'n Trail-California. A reorganization of Track 'n Trail-California (the Reorganization) was effected on October 7, 1997, in which the Track 'n Trail-California stockholders exchanged 100% of their Track 'n Trail-California common stock for 4,107,608 shares of the Company's common stock, inclusive of the 40,816 shares of the Company's common stock issued upon formation. The Reorganization, which was accounted for in a manner similar to a pooling-of-interests, was accomplished in an exchange of approximately 100 shares of the Company's common stock for each share of Track 'n Trail-California common stock. In connection with the Reorganization, all of the common stock of Overland was transferred to the Company in the form of a dividend resulting in the predecessor businesses being wholly owned subsidiaries of the Company. The accompanying financial statements reflect, for all periods presented prior to the Reorganization, the capital structure and number of shares outstanding resulting from the Reorganization. Accordingly, all references to the number of common and common equivalent shares and to per share information in the consolidated financial statements have been adjusted to reflect the capital structure resulting from the Reorganization on a retroactive basis for all periods presented.

     The Company operates in a single business segment of retailing. The Company acquires its merchandise from a number of manufacturers; however, during the fiscal years ended December 26, 1998 and December 27, 1997, 44.8% and 42.9%, respectively, of the Company's net sales were related to merchandise purchased from three manufacturers.

     INITIAL PUBLIC OFFERING
     On October 16, 1997, the Company completed its initial public offering (Offering) of its common stock. In connection with the Offering, the Company issued 2,727,272 shares of common stock and received net proceeds of $24,988,000, net of underwriting discounts and offering expenses.

     Upon closing of the Offering, the Company's nonqualified and incentive stock options vested, resulting in a non-cash compensation charge reducing net income by $33,000, after the related income tax effect of $22,000.

     Certain notes payable, which had an aggregate balance of approximately $17.7 million at the date of the Offering became due and payable upon closing of the Offering. The Company used a portion of its proceeds of the Offering to retire these obligations.

     During 1997, Track 'n Trail-California declared distributions to its stockholders of substantially all previously undistributed accumulated S corporation earnings remaining at the date of the Reorganization. Of such distributions, $6,400,000 were paid from a portion of the Company's proceeds from the Offering.

     PRINCIPLES OF CONSOLIDATION
     The financial statements include the consolidated accounts of the Company and its three subsidiaries, Track 'n Trail-California, Overland and Nevin's Eagles Nest, Inc. (Eagles Nest). Overland became a 79.0% owned subsidiary on October 25, 1996, and a wholly owned subsidiary effective January 1, 1997 and Eagles Nest became a wholly owned subsidiary on August 26, 1998. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include cash balances and all highly liquid investments with an original maturity of three months or less at the date of purchase. Cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

     In the ordinary course of business the Company periodically has outstanding checks in excess of its bank balance (book overdraft). At December 26, 1998, the Company had book overdrafts of $726,000, which are included in accounts payable.

     INVENTORIES
     Inventories are stated at lower of cost (retail method) or market.

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

     MINORITY INTEREST
     Minority interest represents the minority stockholders' proportionate share of the equity of Overland, including their share of Overland's net income during the period from October 25, 1996 to December 28, 1996. At December 28, 1996, Track 'n Trail-California owned 79.0% of the common stock of Overland and Track 'n Trail-California's stockholders owned the 21.0% minority interest. Effective January 1, 1997, Track 'n Trail-California acquired the remaining 21.0% interest in Overland.

     INCOME TAXES
     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. No allowance against deferred tax assets was provided as of December 26, 1998 or December 27, 1997.

     Commencing June 28, 1992, and until the Reorganization on October 7, 1997, Track 'n Trail-California had elected S corporation status for federal income taxes and most state income taxes while Overland operated as a C corporation for federal and state income tax purposes. Under S corporation status, Track 'n Trail-California's income, other than that of Overland, was taxable to its stockholders personally, with only minimal state income taxes charged to Track 'n Trail-California. Upon completion of the Reorganization in October 1997, Track 'n Trail-California converted from an S corporation to a C corporation under provisions of the Internal Revenue Code and state statutes and, accordingly, became subject to federal and state income tax on all of its income. Upon termination of the S corporation election, deferred income taxes of $1,324,000, representing the net tax effect of differences between Track 'n Trail-California's financial statement and tax bases in certain assets and liabilities, became a net asset and was included in the consolidated balance sheet with a corresponding non-recurring decrease in tax expense in the consolidated statement of operations as of the date of the Reorganization. Such deferred tax assets relate primarily to differences in the financial statement and tax bases of fixed assets and inventory and the effect of rent and stock compensation plan deductions for accounting, but not tax, purposes.

     Pro forma net income (unaudited) for 1997 and 1996 has been computed to include a provision for income taxes at an effective tax rate of 40.0% representing management's estimate of the effective tax rate as if the Reorganization had been in effect and Track 'n Trail-California had been a C corporation for all periods presented.

     STOCK OPTIONS
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to measure and record compensation costs relative to employee stock option and purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and make pro forma disclosure of net income and earnings per share as if the fair value based method of valuing stock options had been applied.

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

2.   EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (in thousands, except per share information):

                                                  HISTORICAL EARNINGS PER SHARE
                                           --------------------------------------
                                                 1998          1997          1996
                                           ----------    ----------    ----------
Income available to common stockholders
 (net income) for basic and diluted
 earnings per share                        $      396    $    5,180    $    4,364
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

Weighted average shares for basic               6,847         4,700         4,108
 earnings per share
Dilutive effect of stock options
 (treasury stock method)                          307           327            94
                                           ----------    ----------    ----------

Weighted average shares for
diluted earnings per share                      7,154         5,027         4,202
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

Historical earnings per share:
  Basic                                    $     0.06    $     1.10    $     1.06
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------
  Diluted                                  $     0.06    $     1.03    $     1.04
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

                                                PRO FORMA EARNINGS
                                               PER SHARE (UNAUDITED)
                                           ----------------------------
                                               1997             1996
                                           ------------    ------------
Income available to common stockholders
 (pro forma net income) for basic and
 diluted earnings per share                $      3,179    $      2,869
                                           ------------    ------------
                                           ------------    ------------

Weighted average shares for
 basic earnings per share                         4,700           4,108
Dilutive effect of stock options
 (treasury stock method)                            327              94
Distribution shares                                 421             828
                                           ------------    ------------

Weighted average shares for diluted
 earnings per share                               5,448           5,030
                                           ------------    ------------
                                           ------------    ------------

Pro forma earnings per share:
    Basic                                  $       0.68    $       0.70
                                           ------------    ------------
                                           ------------    ------------
    Diluted                                $       0.58    $       0.57
                                           ------------    ------------
                                           ------------    ------------

     All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

     In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) were determined using the sum of exercise proceeds, future compensation and tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Offering and market prices thereafter.

     Distribution shares included in weighted average common shares outstanding used to compute pro forma diluted earnings per share (unaudited) for fiscal 1997 represents the weighted number of shares of common stock sold in the Offering, the net proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares included in the computation of pro forma diluted earnings per share (unaudited) for fiscal 1996 represents the number of shares of common stock sold in the Offering, the proceeds of which would be necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 and thereafter until the consummation of the Offering over earnings during fiscal 1996.


3.   FIXED ASSETS

     Fixed assets consist of (in thousands):

                                      DECEMBER 26,      DECEMBER 27,
                                         1998              1997
                                     -------------     -------------
Leasehold improvements               $      11,814     $       8,645
Furniture, fixtures and equipment            5,736             4,493
                                     -------------     -------------

                                            17,550            13,138

Less accumulated depreciation               (5,701)           (5,854)
                                     -------------     -------------

Fixed assets, net                    $      11,849     $       7,284
                                     -------------     -------------
                                     -------------     -------------


     Depreciation expense for fiscal years 1998, 1997 and 1996, was $1,922,000, $1,579,000, and $1,098,000, respectively.

     During 1998, the Company recorded an impairment write-down for assets of closed stores and stores planned to be closed. Such adjustments resulted in a loss of approximately $122,000 consisting of a reduction of cost of $2,205,000 and a reduction of accumulated depreciation of $2,083,000.

4.   LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                DECEMBER 26,            DECEMBER 27,
                                                                   1998                      1997
                                                            -------------------       -------------------
Revolving Line of credit                                              $ 11,299                      $  -
Promissory note, interest at 9.36%, collateralized
  by leasehold improvements, due 2000                                       99                       162
Payable to sellers of Eagles
 Nest, due 1999                                                            100                         -
Construction notes to store lessors, repaid
 in 1998                                                                     -                        74
Capital lease, final payment due 2002                                       12                         -
                                                            -------------------       -------------------

Total                                                                   11,510                       236

Less current portion                                                    (1,746)                     (116)
                                                            -------------------       -------------------

Long-term portion                                                      $ 9,764                     $ 120
                                                            -------------------       -------------------
                                                            -------------------       -------------------

     In 1997, the Company had a revolving loan agreement which was paid in full from a portion of the proceeds of the Offering. Upon the consummation of the Offering, the Company obtained a $10.0 million revolving line of credit (Revolving Line) from a bank.

     In October 1998, the Company obtained an amendment (October 1998 Amendment) to the Revolving Line. The October 1998 Amendment increased the Revolving Line to $20.0 million, including $1.5 million in letters of credit (of which $550,000 were issued at December 26, 1998), and limited borrowings and letters of credit to a percentage of eligible inventory. The October 1998 Amendment also granted the Company the right to convert as of October 11, 1999, the date upon which the Revolving Line is scheduled to mature, up to $10.0 million of the Revolving Line to term debt with principal amortizing over a five year term expiring on October 30, 2004. As the Company intends to either obtain an extension of the Revolving Line or convert $10.0 million to a term note, $9.7 million ($10.0 million less principal due on the term note in 1999) of the amount outstanding on the Revolving Line at December 26, 1998, has been classified as a noncurrent liability.

     Available additional borrowings or letters of credit under the Revolving Line were approximately $6.9 million at December 26, 1998. Borrowings under the Revolving Line are collateralized by substantially all of the Company's assets.

     The Revolving Line bears interest, at the option of the Company, at either the bank's reference rate (7.75% at December 26, 1998) or LIBOR (5.63% at December 26, 1998), plus 2.0%, payable monthly, plus an annual commitment fee of $75,000. The weighted average interest rates for fiscal years 1998, 1997 and 1996, were 7.99%, 8.94% and 8.77%, respectively.

     The Revolving Line requires the Company to meet certain financial covenants including minimum earnings before income taxes, depreciation and amortization (EBITDA), and limits on dividends and acquisitions of capital assets. Such covenants were amended as part of the October 1998 Amendment, and were further amended in December 1998.

     Scheduled maturities of long-term debt (assuming $10.0 million of the Revolving Line is converted to term debt at October 1999) at December 26, 1998, are as follows (in thousands):

        1999                                                $     1,746
        2000                                                      1,760
        2001                                                      1,868
        2002                                                      2,015
        2003                                                      2,175
        Thereafter                                                1,946
                                                            ------------

             Total                                          $    11,510
                                                            ------------
                                                            ------------

5.   STOCK OPTION AND PURCHASE PLANS

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

     The Plan provides for the granting of nonstatutory stock options (NSOs) to employees, directors, consultants and advisors of the Company. The Plan also provides for the granting of incentive stock options (ISOs) to employees. The Plan provides for formula grants to non-employee directors of the Company (Outside Directors). Each such Outside Director automatically received NSOs to purchase 5,000 shares of common stock upon their initial appointment as an Outside Director and, upon each annual meeting of stockholders after their initial appointment, is entitled to receive NSOs to purchase 1,250 shares (unless the Outside Director was appointed prior to such a meeting, in which case the annual grant will occur at the second annual meeting following the initial appointment). The Plan provides that the option exercise price for ISOs and Outside Director options must be at least equal to 100% of the fair market value of the common stock on the date of grant. Options will have exercise and vesting terms as determined at the date of the grant by a compensation committee of the

     Company's board of directors; however, the options must have exercise and vesting terms of no more than ten years from the date of grant.

     The following is a summary of the activity in stock options granted during the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996:

                                                 INCENTIVE STOCK             NONQUALIFIED STOCK
                                                     OPTIONS                     OPTIONS
                                             -------------------------  --------------------------
                                                            WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE
                                                            EXERCISE                    EXERCISE
                                                SHARES        PRICE        SHARES         PRICE
                                             -------------  ----------  --------------  ----------

Outstanding as of December 30, 1995                     -   $       -               -   $       -
    Granted                                       501,168        4.00         350,618        0.01
                                             -------------              --------------
                                             -------------              --------------

Outstanding as of December 28, 1996               501,168        4.00         350,618        0.01
    Granted                                             -           -          10,000        9.75
    Cancelled                                    (20,127)        4.00               -           -
    Exercised                                     (4,931)        4.00               -           -
                                             -------------              --------------

Outstanding as of December 27, 1997               476,110        4.00         360,618        0.28
    Granted                                        40,000        9.75               -           -
                                             -------------              --------------

Outstanding as of December 26, 1998               516,110   $    4.45         360,618   $    0.28
                                             -------------  ----------  --------------  ----------
                                             -------------  ----------  --------------  ----------

Options exercisable as of December 26, 1998       476,110   $    4.00         353,118   $    0.08
                                             -------------  ----------  --------------  ----------
                                             -------------  ----------  --------------  ----------

Options exercisable as of December 27, 1997       476,110   $    4.00         350,618   $    0.01
                                             -------------  ----------  --------------  ----------
                                             -------------  ----------  --------------  ----------

The weighted average remaining contractual life of all options outstanding at December 26, 1998, was:

      INCENTIVE STOCK                NONQUALIFIED STOCK
          OPTIONS                         OPTIONS
   -----------------------          ----------------------
               WEIGHTED                        WEIGHTED
               AVERAGE                         AVERAGE
              REMAINING                       REMAINING
             CONTRACTUAL                     CONTRACTUAL
   EXERCISE      LIFE               EXERCISE     LIFE
    PRICE     (IN YEARS)            PRICE     (IN YEARS)
   --------  -------------          -------  -------------
$     4.00         7.5           $    0.01         7.5

$     9.75         4.9           $    9.75         8.8

     ISOs for 100,228 shares vested on December 15, 1996, and an additional 380,813 shares vested upon the Offering. ISOs granted in 1998 for 40,000 shares vest at a rate of 20% per year. No compensation resulted from the grant of ISOs in fiscal 1996 or fiscal 1998.

     NSOs for 177,825 shares vested upon grant, 34,558 shares vested on December 15, 1996, and an additional 138,235 shares vested upon the Offering. The remaining NSOs for 10,000 shares (granted to the Outside Directors upon appointment) vest prorata over four years.

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

     Compensation expense recognized for stock compensation awards, including stock appreciation rights, amounted to $0, $67,000 and $116,000 during the 1998, 1997 and 1996 fiscal years, respectively.

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

     The initial Purchase Plan offering commenced in October 1997 and terminated on December 31, 1997. Two additional Purchase Plan offerings plans commenced, the first on January 1, 1998, and the second on July 1, 1998, and terminated on June 30, 1998 and December 30, 1998, respectively. Another Purchase Plan offering commenced January 1, 1999, and will terminate no later than December 31, 2000. As of December 26, 1998, and December 27, 1997, 12,150 and -0-shares had been issued under the Purchase Plan, respectively. In January 1999, 13,938 shares of common stock were issued pursuant to the Purchase Plan for $24,000.

     PRO FORMA RESULTS OF OPERATIONS
     The weighted-average, grant-date fair value, computed in accordance with the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation, of all options granted during fiscal 1998, 1997 and 1996, net of the liability recorded in 1996 in connection with stock appreciation rights canceled in exchange for the NSOs, was $95,000, $61,000 and $170,000, respectively. The weighted average, grant-date fair value was estimated in fiscal 1998, 1997 and 1996, respectively, assuming risk-free interest rates of 5.22%, 5.97% and 6.49%, an expected life of five years, expected volatility of 61.4% for 1998, 55.0% for 1997, and no expected volatility for l996 as the Company had no trading record and no expected dividends.

     Results of operations, computed on a pro forma basis to assume that the measurement provisions of SFAS No. 123 had been adopted, would have been the same as the results of operations, as reported, for fiscal year 1996, and as follows for fiscal 1998 and 1997 (in thousands, except per share information):

                                                                         1998                         1997
                                                            --------------------------    -----------------------
                                                             AS REPORTED   PRO FORMA       AS REPORTED  PRO FORMA
                                                            ------------  ------------    ----------    ---------
Net income                                                  $       396   $       377     $   5,180     $  5,173
                                                            ------------  ------------    ----------    ---------
                                                            ------------  ------------    ----------    ---------
Pro forma net income, as though a
 C corporation                                                                            $   3,179     $  3,173
                                                                                          ----------    ---------
                                                                                          ----------    ---------

Historical earnings per share:
    Basic earnings per share                                $      0.06   $      0.06     $    1.10     $   1.10
                                                            ------------  ------------    ----------    ---------
                                                            ------------  ------------    ----------    ---------
    Diluted earnings per share                              $      0.06   $      0.05     $    1.03     $   1.03
                                                            ------------  ------------    ----------    ---------
                                                            ------------  ------------    ----------    ---------

Pro forma earnings per share, as though a C corporation:
    Basic earnings per share                                                              $    0.68     $   0.68
                                                                                          ----------    ---------
                                                                                          ----------    ---------
    Diluted earnings per share                                                            $    0.58     $   0.58
                                                                                          ----------    ---------
                                                                                          ----------    ---------


6.   NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties at December 30, 1995, consisted of $1,036,000 in stockholder demand notes and $33,000 in related party demand notes. The balance was distributed to the stockholders in 1996 along with additional notes of $591,000 related to advances made to such parties in 1996.

7.   LEASE COMMITMENTS

     The Company operates its stores, main office and warehouse from facilities under operating lease agreements which expire at various dates through 2010. The store leases require minimum annual rentals plus, in some cases, periodic increases stipulated in the lease agreements (fixed amounts or percentages, in some cases, and increases indexed to consumer price increases, in other cases). Some leases also provide for contingent rentals based on sales. The Company is generally responsible for maintenance, insurance and property taxes. At December 26, 1998, future minimum lease payments under all noncancelable leases are as follows (in thousands):

               1999                                    $   12,261
               2000                                        11,340
               2001                                        11,030
               2002                                        10,836
               2003                                        10,190
               Thereafter                                  30,892
                                                     -------------

                    Total                              $   86,549
                                                     -------------
                                                     -------------


     Rent expense was $11,293,000, $8,912,000, and $6,160,000 during fiscal years 1998, 1997 and 1996, including contingent rentals of $62,000, $119,000, and $123,000, respectively.


8.   EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan for the benefit of employees who meet certain eligibility requirements. Participants may make tax deferred contributions of up to 15% of earned income, limited to the maximum allowed under the Internal Revenue Code. Employer contributions match at least 50% of participant contributions to a maximum of 4% of earned income. Employee contributions vest immediately. Employer contributions vest based on years of employment with the Company, with full vesting in five years. The profit-sharing expense was $61,000, $81,000, and $50,000 in fiscal years 1998, 1997 and 1996, respectively.

9.   INCOME TAXES

     The provision for income taxes consists of (in thousands)

                                                              FISCAL YEAR ENDED
                                          -----------------------------------------------------------
                                            DECEMBER 26,        DECEMBER 27,         DECEMBER 28,
                                                1998                1997                 1996
                                          ------------------  ------------------   ------------------
Currently payable:
    Federal                               $             525   $           1,264    $             282
    State                                               254                  15                  125

Deferred:
    Federal                                            (351)                (13)                  56
    State                                               (57)                176                   25

Net deferred tax assets recorded
  upon change in tax status from
  S corporation to C corporation                          -              (1,324)                    -
                                          ------------------  ------------------   ------------------

                                          $             371   $             118    $             488
                                          ------------------  ------------------   ------------------
                                          ------------------  ------------------   ------------------


     The components of deferred income taxes are (in thousands):

                                                    DECEMBER 26,         DECEMBER 27,
                                                       1998                  1997
                                                   -------------        --------------
Depreciation                                          $   1,149             $     860
Inventory - Uniform capitalization                          337                   253
Inventory - method change                                   131                    32
Stock compensation programs                                 240                   248
Deferred rent and other accrued liabilities                 484                   362
Net operating loss carryforward                             436                     -
Federal effect of deferred state taxes                     (105)                   50
Other                                                        28                  (126)
                                                   -------------        --------------

                                                      $   2,700             $   1,679
                                                   -------------        --------------
                                                   -------------        --------------


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. No allowance against deferred tax assets has been provided as management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income.

     Federal and state tax net operating loss carryforwards at December 26, 1998, generated from Eagles Nest prior to its acquisition by the Company, and available to reduce future taxable income are approximately $1,081,000 and will expire as follows:

               2008                                     $ 114,000
               2009                                       795,000
               2010                                        40,000
               2011                                        35,000
               2012                                        97,000

     The net operating loss carryforwards can only be used to offset taxable income generated by Eagles Nest. Due to the change in ownership rules under Internal Revenue Code Section 382 the use of Eagles Nest NOL's is limited to approximately $75,000 annually.

     Differences between the Company's provision for income taxes and the federal statutory tax rate are:

                                                             FISCAL YEAR ENDED
                                          --------------------------------------------------------
                                           DECEMBER 26,         DECEMBER 27,         DECEMBER 28,
                                              1998                 1997                 1996
                                          --------------      ---------------      ---------------
Federal statutory rate                            34.0%                34.0%                34.0%
Benefit due to Subchapter S
 tax status                                           -                (12.0)               (28.3)
State income taxes                                  5.2                  3.6                  3.9
Nondeductable goodwill and
 other permanent differences                        9.2                  1.4                  0.2
Effect of change from S to C
 corporation tax status                               -                (24.9)                   -
Other                                                 -                  0.1                    -
                                          --------------      ---------------      ---------------

                                                  48.4%                 2.2%                 9.8%
                                          --------------      ---------------      ---------------
                                          --------------      ---------------      ---------------

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments:

         CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the immediate or short-term maturity of these financial instruments.

         LONG-TERM DEBT: The carrying amounts, totaling $11,510,000 and $236,000 at December 26, 1998 and December 27, 1997, respectively, are believed to approximate fair value due to the floating interest rate on the majority of these financial instruments.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                 ----------------------------------------------------
                                                   DECEMBER 26,       DECEMBER 27,      DECEMBER 28,
                                                      1998               1997              1996
                                                 --------------     --------------     --------------
Interest paid                                    $          294     $        1,360     $          615
                                                 --------------     --------------     --------------
                                                 --------------     --------------     --------------

Income taxes paid                                $        1,312     $          644     $           73
                                                 --------------     --------------     --------------
                                                 --------------     --------------     --------------

Noncash investing and financing transactions:
    Acquisitions of businesses:
      Purchase price, including
       acquisition costs                         $        1,501     $          558     $        2,733
      Minority interest eliminated                            -                105                  -
      Less debt issued in connection
       with the acquisition                                   -               (663)            (2,493)
      Less retention                                       (100)                 -                  -
                                                 --------------     --------------     --------------


    Cash paid for acquisitions                   $        1,401     $            -     $          240
                                                 --------------     --------------     --------------
                                                 --------------     --------------     --------------

    Distribution of notes receivable to
     stockholders                                $            -     $            -     $        1,660
                                                 --------------     --------------     --------------
                                                 --------------     --------------     --------------

    Cancellation of stock appreciation
     rights                                      $            -     $            -     $          596
                                                 --------------     --------------     --------------

    Receivables recorded for tenant
     improvement allowances                      $          577     $            -     $            -
                                                 --------------     --------------     --------------
                                                 --------------     --------------     --------------


12.  BUSINESS COMBINATIONS

                            OVERLAND TRADING COMPANY

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

     The assets and liabilities of Overland were recorded at the fair value at the time of the acquisition, based on management's estimates of value, and the excess of the purchase price over amounts allocated to identifiable net assets was recorded as goodwill, as follows (in thousands):

                                                               79.0%                21.0%
                                                              INTEREST             INTEREST
                                                            -------------        -------------
Inventory                                                        $ 6,911                $   -
Store fixtures, leasehold improvements
  and office equipment                                             1,908                    -
Accounts receivable and prepaid expenses                             406                    -
Deferred income taxes                                                555                    -
Accounts payable and accrued liabilities                          (3,040)                   -
Line of credit and long-term debt                                 (6,124)                   -
Other liabilities                                                   (608)                   -
Minority interest (21.0%) in net assets                                -                  105
Goodwill                                                           2,725                  558
                                                            -------------        -------------

Purchase price                                                   $ 2,733               $  663
                                                            -------------        -------------
                                                            -------------        -------------

     Accumulated amortization at December 26, 1998 and December 27, 1997, on goodwill recorded in connection with the Overland acquisition, was $363,000 and $199,000, respectively.

     Results of operations of Overland are included in the consolidated financial statements from October 25, 1996, with the portion attributable to the 21.0% minority interest held by Track 'n Trail-California's stockholders shown as minority interest in 1996.

                               NEVIN'S EAGLES NEST

     On August 26, 1998, the Company acquired all the outstanding shares of capital stock of Eagles Nest. The purchase price of the shares was $1.5 million in cash, $100,000 of which remained payable at December 26, 1998 (Retention). Substantially all of the cash was provided by the Company's Revolving Line.

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

     Accumulated amortization at December 26, 1998 and December 27, 1997, on goodwill recorded in connection with the Eagles Nest acquisition, was $33,000 and $0, respectively.

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

                                                            PRO FORMA, ASSUMING
                                                          ACQUISITION OCCURRED AT
                                                               BEGINNING OF
                                                                  FISCAL
                                                                YEARS ENDED
                                                                (UNAUDITED)
                                                     -----------------------------------
                                                       DECEMBER 26,        DECEMBER 27,
                                                         1998                  1997
                                                     --------------      ---------------
Net sales                                            $     103,224       $       98,731
                                                     --------------      ---------------
                                                     --------------      ---------------
Net income before income taxes                       $         218       $        5,077
Income tax                                                     178                   59
                                                     --------------      ---------------
                                                     --------------      ---------------
Net income                                           $          40       $        5,018
                                                     --------------      ---------------
                                                     --------------      ---------------
Earnings per share:
    Basic                                            $        0.01       $         1.07
                                                     --------------      ---------------
                                                     --------------      ---------------
    Diluted                                          $        0.01       $         1.00
                                                     --------------      ---------------
                                                     --------------      ---------------

Net income before income taxes                                           $        5,077
Pro forma income tax provision (Note 1)                                           2,031
                                                                         ---------------
                                                                         ---------------
Pro forma net income                                                     $        3,046
                                                                         ---------------
                                                                         ---------------
Pro forma earnings per share:
    Basic                                                                $         0.65
                                                                         ---------------
                                                                         ---------------
    Diluted                                                              $         0.56
                                                                         ---------------
                                                                         ---------------

13.  CONTINGENCIES

     The Company is involved in various claims arising out of the normal course of the conduct of business. Management believes, after reviewing such matters with legal counsel, that the outcome of pending claims will not have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

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





           EXHIBIT
           NUMBER               NOTES            DESCRIPTION OF DOCUMENT
         ----------            -------          -------------------------


              3.1                (1)            Amended and Restated Certificate of Incorporation of the Registrant.
              3.2                (1)            Amended and Restated Bylaws of the Registrant.
              4.1                (1)            Form of Common Stock Certificate.
              4.2                (1)            Registration Rights Agreement among the Registrant and certain stockholders.
             10.1                (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                Gregory M. Kilgore.
             10.2                (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                John E. Wilkinson.
             10.3                (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                Daniel J. Nahmens.
             10.4                (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                David T. Morgan.
             10.5                (1)            Amended and Restated 1996 Stock Option Plan.
             10.6                (1)            Form of Incentive Stock Option and Stock Option Agreement, as amended.
             10.7                (1)            Form of Nonqualified Stock Option and Stock Option Agreement, as amended.
             10.8                (1)            Agreement for Distribution of Accumulated Adjustments Account and
                                                Tax Indemnification.
             10.9                (1)            Form of Indemnification Agreement between the Company and directors and certain officers.
             10.10               (1)            Stock Exchange Agreement between the Company, Track 'n Trail-California and certain stockholders.
             10.11               (1)            Warrant to Purchase Common Stock issued to Ladenburg Thalmann & Co. Inc.
             10.12               (1)            Form of Warrant to Purchase Common Stock issued to stockholders of Overland
                                                Management Corporation.
             10.13               (2)            Amended and Restated Loan Agreement dated as of  October 9, 1998 between Union
                                                Bank of California, N.A. and the subsidiaries of the Registrant.
             10.14               (3)            Continuing Guaranty dated as of September 25, 1997 between Union Bank of
                                                California, N.A.  and the Registrant.
             10.15               (4)            1998 Bonus Plan for Officers of the Registrant.
             10.16                              1999 Bonus Plan for Officers of the Registrant.
             10.17                              Lease Agreement dated as of September 18, 1998 between Spieker Properties,
                                                L.P. and the Registrant.
             21.1                (1)            List of Subsidiaries of the Registrant.
             23.1                               Consent of PricewaterhouseCoopers LLP.
             24.1                               Power of Attorney (see page 51 of this Form 10-K).
             27.1                               Financial Data Schedule.


Notes

(1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-23195).

(2) Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998.

(3) Filed with Registrant's Annual Report on Form 10-K for the year ended December 27, 1997.

(4) Filed with Registrant's Quarterly Report on FORM 10-Q for the quarter ended March 28, 1998.

(b)        Reports on Form 8-K.

           There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 1, 1999 on its behalf by the undersigned, thereunto duly authorized.



                                      TRACK 'N TRAIL


                                      By  /s/ GREGORY M. KILGORE
                                          Gregory M. Kilgore
                                          President and Chief Operating Officer





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


SIGNATURE                            TITLE                                           DATE



/s/ GREGORY M. KILGORE       President, Chief Operating Officer
                             (Principal Executive Officer), and
                             Director                                                3/1/99

/s/ DANIEL J. NAHMENS        Executive Vice President - Finance, Chief Financial
                             Officer (Principal Financial and
                             Accounting Officer), Treasurer and Secretary            3/1/99

/s/ DAVID L. SUECHTING, JR.  Chairman of the Board                                   3/1/99

/s/ BARBARA J. SUECHTING     Director                                                3/1/99

/s/ HELEN C. BULWIK          Director                                                3/1/99

/s/ STEVEN D. TOUGH          Director                                                3/1/99
