Form 10-Q
period 1999-03-27
TRACK N TRAIL INC
filed 1999-04-29
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999


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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 15, 1999 was 6,865,899.

                                 TRACK 'N TRAIL

                                    FORM 10-Q

                          QUARTER ENDED MARCH 27, 1999



                                      INDEX
                                      -----


                                                                                                            PAGE
                                                                                                            ----
PART I:       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of March 27, 1999
                           and December 26, 1998..............................................................1

                           Consolidated Statements of Operations for the 13-Weeks
                           ended March 27, 1999 and March 28, 1998............................................2

                           Consolidated Statements of Cash Flows for the 13-Weeks
                           ended March 27, 1999 and March 28, 1998............................................3

                           Notes to Consolidated Financial Statements........................................4-5

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............................................6-9


PART II:      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K.................................................. 10


SIGNATURES................................................................................................... 11


                         TRACK 'N TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the thirteen-week periods ended March 27, 1999 and March 28, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 26, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or loss will continue.

       The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

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

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


                                                                              Period ended
                                                                 --------------------------------------
                                                                    March 27,               March 28,
                                                                      1999                    1998
                                                                   (13 weeks)              (13 weeks)
                                                                 ---------------        ---------------
Income (loss) available to common stockholders for basic
and diluted earnings per share ................................  $       (1,591)        $         (848)
                                                                 ---------------        ---------------
                                                                 ---------------        ---------------
Weighted average shares for basic and diluted earnings per
share..........................................................           6,864                  6,842

Loss per share:
  Basic........................................................  $        (0.23)        $        (0.12)
                                                                 ---------------        ---------------
                                                                 ---------------        ---------------
  Diluted......................................................  $        (0.23)        $        (0.12)
                                                                 ---------------        ---------------
                                                                 ---------------        ---------------


         For the 13 week periods ended March 27, 1999 and March 28, 1998, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information is as follows (in thousands):


                                                                              Period Ended
                                                               ------------------------------------------
                                                                   March 27,                March 28,
                                                                     1999                      1998
                                                                  (13 weeks)                (13 weeks)
                                                               -----------------         ----------------
Noncash investing and financing transactions:
  Receivables recorded for tenant improvement allowances...... $           346           $             --
                                                               ---------------           ----------------
                                                               ---------------           ----------------


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

OVERVIEW

         Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear and apparel. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation ("Track 'n Trail-California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. The Company operates in a single business segment. As of March 27, 1999, the Company operated 138 Track 'n Trail stores, 46 Overland Trading stores, and six Eagles Nest stores in 36 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales, exclusive of sales attributable to the Eagles Nest stores acquired in 1998, increased 1.8% for the 13 weeks ended March 27, 1999.

RESULTS OF OPERATIONS

         The following discussion compares the Company's results of operations for the 13 weeks ended March 27, 1999 with its results for the comparable period in the prior year. The results achieved in this period are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         THIRTEEN WEEKS ENDED MARCH 27, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1998

         NET SALES

         Net sales increased to $23.3 million for the 13 weeks ended March 27, 1999, representing an increase of $4.4 million, or 23.4% over the $18.9 million in net sales for the comparable period in the prior year. Net sales for the 34 stores (net of closures) opened subsequent to the first quarter of fiscal 1998 accounted for $3.1 million of the increase in net sales and the five Eagles Nest stores acquired in August 1998 contributed $1.2 million in net sales in the first quarter of fiscal 1999. Additionally, comparable store net sales for the 13 weeks ended March 27, 1999 increased $303,000, or 1.8%.

         GROSS PROFIT

         Gross profit was $10.7 million for the 13 weeks ended March 27, 1999, representing an increase of $1.9 million, or 21.0%, over gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 45.9% for the 13 weeks ended March 27, 1999 from 46.8% for the comparable period in the prior year. The decrease in gross profit is the result of sales attributable to the Eagles Nest stores on which margins are generally lower than the margins on sales attributable to the Track 'n Trail and Overland Trading stores.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $10.9 million for the 13 weeks ended March 27, 1999, representing an increase of $2.6 million, or 31.8%, over selling and marketing expenses for the comparable period in the prior year. Approximately $655,000, or 25.0% of this increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to operating 33 additional Track 'n Trail and Overland Trading stores on March 27, 1999 versus March 26, 1998. As a percentage of net sales, selling and marketing expenses increased to 46.6% for the 13 weeks ended March 27, 1999 from 43.6% in the comparable period in the prior year, primarily as a result of incremental fixed store operating costs associated with a larger base of stores less than one year old, which historically have a lower initial sales base.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $2.4 million for the 13 weeks ended March 27, 1999, representing an increase of $398,000, or 19.9%, over administrative and distribution expenses for the comparable period in the prior year. This increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's continued internal expansion. The addition of the Eagles Nest stores accounted for $178,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses decreased to 10.3% in the 13 weeks ended March 27, 1999 from 10.6% in the comparable period in the prior year. The decrease as a percentage of net sales is primarily due to an increase in comparable store net sales and the dilutive effect on fixed operating costs resulting from the increased revenue attributable to a larger store base.

         INTEREST EXPENSE

         Interest expense was $248,000 for the 13 weeks ended March 27, 1999, representing an increase of $244,000 from the comparable period in the prior year. Debt incurred in connection with the Eagles Nest acquisition accounted for $76,000, or 30.7%, of total interest expense. The remainder is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

         NET LOSS

         The Company's net loss for the 13 weeks ended March 27, 1999 was $1.6 million, representing an increase of $743,000 over a net loss of $848,000 in the comparable period in 1998. Eagles Nest accounted for $327,000 of the increase in net loss. The remaining increase in net loss is primarily attributable to incremental fixed store operating costs associated with a larger store base in a period in which the Company historically experiences low sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores and remodeling of existing stores.

         Net cash used for operating activities for the 13 weeks ended March 27, 1999 was $4.8 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at March 27, 1999 were $39.9 million compared to $37.0 million at December 26, 1998. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The increase in inventory between December 26, 1998 and March 27, 1999 relates primarily to the purchase of spring merchandise and the maintenance of a larger core inventory made possible by the Company's new and larger distribution center.

         The Company had $22.9 million in working capital as of March 27, 1999 compared to $25.1 million at the end of fiscal 1998, representing a decrease of $2.2 million. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

         Capital expenditures (net of non-cash tenant improvement allowances) were $892,000 for the 13 weeks ended March 27, 1999. Capital expenditures in the first 13 weeks of 1999 were primarily for the build-out of five new stores, the build-out of one store to be opened in the second quarter of 1999, and software and hardware upgrades as well as furniture and fixtures for the Company's new distribution center. The Company estimates capital expenditures for the remainder of the year to be approximately $400,000 for the build-out of approximately three additional stores, approximately $190,000 for the completion of the build-out of two stores opened in 1998, approximately $670,000 for remodels of existing stores and approximately $240,000 for software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed seven underperforming stores in the first quarter of 1999, which coincided with the end of the lease terms for such stores.

         Financing activities provided cash of $4.9 million for the 13 weeks ended March 27, 1999, and consisted of additional borrowings under the Company's revolving line of credit to fund working capital requirements.

         Management believes that the Company's operating cash flow and borrowings under its credit facility will be sufficient to complete the Company's fiscal 1999 store expansion program and to satisfy the Company's other capital requirements through fiscal 1999. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any potential future acquisitions.

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

         STATE OF READINESS

         The Company has developed a Year 2000 plan ("Y2K Plan") with the objective of having all of its information technology ("IT") systems and non-IT systems functioning properly with respect to the Year 2000 by December 31, 1999. The Y2K Plan consists of the following phases: 1) assess the Year 2000 compliance of IT and non-IT systems and identify potential problems; 2) assign priorities to identified Year 2000 problems; 3) remediation; 4) test
IT and non-IT systems; and 5) develop contingency plans, including the possibility of securing alternate sources of supplies and services, increasing inventory and supply levels, and adjusting store and office staffing levels. The Company defines IT systems as all applications, operating systems and hardware on mainframe, PC or LAN platforms. Non-IT systems refer to those with embedded software or hardware that may have a time element. The Company has identified three areas of focus for its Y2K
Plan: corporate headquarters, store sites, and "key" third parties (the
"Third Parties"). Third Parties include suppliers, vendors and service providers that are deemed to be critical to the Company's business operations. All phases of the Y2K Plan are being applied to these three areas.

         An outside vendor provides the mainframe system software used at the Company's corporate office. The software contains an operating system and seven modules. The outside vendor has tested the operating system, merchandise, accounts payable, sales audit, fixed assets and general ledger modules and has verified to the Company that such software is Year 2000 compliant. The Company has received Year 2000 compliant upgrade software for the report writing and electronic data exchange modules, and expects installation and testing to be complete in second quarter 1999 and third quarter 1999, respectively. The manufacturer of the mainframe hardware has tested the hardware and advised the Company that it is Year 2000 compliant.

         As of March 27, 1999, the Company had assessed approximately 75% of the personal computers at the corporate headquarters, of which approximately 50% were found to be non-Year 2000 compliant. The Company expects that assessment of the remaining personal computers and non-IT systems will be completed by the end of second quarter 1999. Retrofitting and/or replacement and subsequent testing of non-compliant systems is scheduled for the third quarter 1999. The Local Area Network (LAN) software and hardware manufacturers have advised the Company that the LAN software and hardware used by the Company is Year 2000 compliant.

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

         The Company uses Point of Sale (POS) hardware and software provided by an outside vendor at each of its Track 'n Trail and Overland stores to record sales transactions. Eagles Nest was converted to the same POS system in the first quarter of 1999. In the first quarter of 1999, the Company completed the Year 2000 compliant hardware upgrade for all of its stores. Additionally, the Company expects to receive a Year 2000 compliant software upgrade for its POS systems and expects to retrofit all of its stores with the upgraded software version by the end of the second quarter of 1999. POS systems for new stores, if any, will be installed with the upgraded version of the software. Contingency planning for this category began in the first quarter of 1999 and is expected to be completed by the end of the second quarter of 1999.

         The Company has initiated formal communications with all Third Parties to determine the extent to which the Company is vulnerable to a Third Party's failure to remediate its own Year 2000 issues. To the extent that the Company does not receive adequate assurances, it will develop contingency plans, with completion of these plans scheduled for the end of second quarter 1999.

         COSTS

         The Company expects its costs associated with becoming Year 2000 compliant to be approximately $53,000, exclusive of system additions, upgrades or replacements incurred in the normal course of business and assuming that implementation of contingency plans will not be necessary. The Company estimates $21,000 of this amount will have been incurred repairing software problems and $32,000 will have been incurred in connection with replacement of problem systems and equipment. Costs incurred through March 27, 1999 have been approximately $15,000. The remaining costs are expected to be incurred by the end of third quarter 1999. The Company does not separately track the internal costs incurred for the Y2K Plan. Such costs are principally related to the payroll of the Company's Management Information Systems department. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company intends to fund the foregoing from operating cash flow.

         RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company is developing contingency plans to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans will include manual processing of information for critical information technology systems, increasing store staffing levels and inventory levels, identifying alternative suppliers and increasing cash on hand. The contingency plans are expected to be completed by the end of the second quarter of fiscal 1999, after which the appropriate implementation training is scheduled to take place. The Company believes that, upon completion of the Y2K Plan as scheduled, the possibility of material interruptions of normal operations also should be substantially lowered. No assurances can be given, however, that the Company will not suffer material interruptions of normal operations, or that such interruptions, even after the implementation of any contingency plans, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


Exhibit
Number            Description of Document
-----------       -----------------------------------------------------------
27.1              Financial Data Schedule


(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 27, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                     TRACK 'N TRAIL



Date:  April 28, 1999                By:
                                          --------------------------------------
                                                      Daniel J. Nahmens
                                            Executive Vice President-Finance and
                                                 Chief Financial Officer and
                                                 Treasurer (on behalf of the
                                             Registrant and as the Registrant's
                                                   Principal Financial and
                                                     Accounting Officer)

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TRACK 'N TRAIL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   ----------


                                                                            MARCH 27,              DECEMBER 26,
                                                                               1999                    1998
                                                                         -----------------       -----------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                             $           675         $         1,808
    Accounts receivable                                                             1,498                   2,510
    Income taxes receivable                                                            --                     130
    Inventories                                                                    39,916                  36,998
    Prepaid expenses                                                                  499                     432
    Prepaid income taxes                                                            1,503                      --
    Deferred income taxes                                                             675                     675
                                                                         -----------------       -----------------

             Total current assets                                                  44,766                  42,553

Fixed assets, net                                                                  12,154                  11,849
Goodwill, net                                                                       4,787                   4,852
Deferred income taxes                                                               2,025                   2,025
                                                                         -----------------       -----------------
             Total assets                                                 $        63,732         $        61,279
                                                                         -----------------       -----------------
                                                                         -----------------       -----------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                     $         7,042         $         1,746
    Accounts payable                                                               12,490                  12,481
    Accrued payroll and bonuses                                                       737                     561
    Sales tax payable                                                                 453                     952
    Income taxes payable                                                               --                     687
    Accrued expenses and other liabilities                                          1,136                   1,010
                                                                         -----------------       -----------------

             Total current liabilities                                             21,858                  17,437

Deferred rent                                                                       1,577                   1,540
Long-term debt, net of current portion                                              9,327                   9,764
                                                                         -----------------       -----------------
             Total liabilities                                                     32,762                  28,741
                                                                         -----------------       -----------------

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                      --                      --
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,865,899 and 6,851,961 shares issued and
      outstanding at March 27, 1999 and December 26, 1998, respectively                69                      69
    Additional paid-in capital                                                     25,854                  25,831
    Retained earnings                                                               5,047                   6,638
                                                                         -----------------       -----------------
             Total stockholders' equity                                            30,970                  32,538
                                                                         -----------------       -----------------
             Total liabilities and stockholders' equity                   $        63,732         $        61,279
                                                                         -----------------       -----------------
                                                                         -----------------       -----------------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ----------


                                                                                          PERIOD ENDED
                                                                           ------------------------------------------
                                                                               MARCH 27,                MARCH 28,
                                                                                  1999                     1998
                                                                               (13 WEEKS)               (13 WEEKS)
                                                                            -----------------         --------------
Net sales                                                                    $        23,324           $     18,908

Cost of sales                                                                         12,621                 10,065
                                                                            -----------------         --------------

           Gross profit                                                               10,703                  8,843
                                                                            -----------------         --------------

Operating expenses:
    Selling and marketing                                                             10,861                  8,239
    Administrative and distribution                                                    2,405                  2,007
                                                                            -----------------         --------------

           Total operating expenses                                                   13,266                 10,246
                                                                            -----------------         --------------

           Operating loss                                                             (2,563)                (1,403)

Other expense:
    Interest expense                                                                     248                      5
    Other, net                                                                             4                      5
                                                                            -----------------         --------------

           Loss before benefit for income taxes                                       (2,815)                (1,413)

Income tax benefit                                                                     1,224                    565
                                                                            -----------------         --------------

           Net loss                                                          $        (1,591)          $       (848)
                                                                            -----------------         --------------
                                                                            -----------------         --------------

Loss per share:
    Basic                                                                    $         (0.23)          $      (0.12)
                                                                            -----------------         --------------
                                                                            -----------------         --------------
    Diluted                                                                  $         (0.23)          $      (0.12)
                                                                            -----------------         --------------
                                                                            -----------------         --------------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   ----------


                                                                                          MARCH 27,                MARCH 28,
                                                                                            1999                     1998
                                                                                         (13 WEEKS)               (13 WEEKS)
                                                                                      -----------------        -----------------
Cash flows from operating activities:
    Net loss                                                                           $        (1,591)         $          (848)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                                653                      479
      Loss on disposal of fixed assets                                                              --                        3
      Cash provided by (used for) changes in operating assets and liabilities:
           Accounts receivable                                                                   1,357                      863
           Income taxes receivable                                                                 130                       --
           Inventories                                                                          (2,918)                      49
           Prepaid expenses                                                                        (67)                      30
           Prepaid income taxes                                                                 (1,503)                    (674)
           Accounts payable and other accrued liabilities                                         (189)                    (802)
           Income taxes payable                                                                   (687)                  (1,089)
           Deferred rent                                                                            38                        8
                                                                                      -----------------        -----------------

           Cash used for operating activities                                                   (4,777)                  (1,981)
                                                                                      -----------------        -----------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                   (1,238)                    (759)
                                                                                      -----------------        -----------------

           Cash used for investing activities                                                   (1,238)                    (759)
                                                                                      -----------------        -----------------

Cash flows from financing activities:
    Bank line of credit:
      Borrowings                                                                                16,661                    3,290
      Repayments                                                                               (11,785)                  (2,160)
    Other long-term debt:
      Repayments                                                                                   (17)                     (84)
    Net proceeds from issuance of common stock                                                      23                       20
                                                                                      -----------------        -----------------

           Cash provided by financing activities                                                 4,882                    1,066
                                                                                      -----------------        -----------------

           Decrease in cash and cash equivalents                                                (1,133)                  (1,674)

Cash and cash equivalents, beginning of period                                                   1,808                    2,383
                                                                                      -----------------        -----------------

Cash and cash equivalents, end of period                                               $           675          $           709
                                                                                      -----------------        -----------------
                                                                                      -----------------        -----------------


   The accompanying notes are an integral part of these financial statements.