Form 10-K/A
period 1998-12-26
TRACK N TRAIL INC
filed 1999-07-28
CIK 1029932

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ---------------

                                     FORM 10-K/A
                                  (AMENDMENT NO. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 26, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________ .

                          Commission File Number:  0-22359

                                    TRACK 'N TRAIL
                (Exact name of Registrant as specified in its charter)


                  Delaware                              91-1778085
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   4961-A Windplay Drive, El Dorado Hills,
                 California                                95762
  (Address of principal executive offices)              (Zip Code)

                                    (916) 933-4525
                (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  YES  /X/     NO  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/ .

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $8,983,972 as of July 27, 1999, based upon the closing sale price of $3.25 per share on the NASDAQ National Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate is not necessarily a conclusive determination for other purposes.

     There were 6,891,476 shares of the Registrant's Common Stock issued and outstanding as of July 27, 1999.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, held May 27, 1999, which was filed with the Securities and Exchange Commission on April 22, 1999, are incorporated by reference to the extent stated herein.

--------------------------------------------------------------------------------

            The Registrant hereby amends Item 12 of Part III as follows:

                                       PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of July 27, 1999, as to shares of the Company's Common Stock beneficially owned by: (i) each of the Company's executive officers named in the Summary Compensation Table, (ii) each of the Company's directors, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.



NAME AND ADDRESS(1)                          SHARES BENEFICIALLY OWNED     PERCENTAGE BENEFICIALLY OWNED(2)
-------------------                          -------------------------     --------------------------------
Barbara Suechting..........................       1,811,470                               26.3
David L. Suechting, Jr.(3).................       1,390,403                               20.2
Deborah Suechting..........................         905,735                               13.1
Polynous Capital Management, Inc.(4).......         456,800                                6.6
     345 California Street, Suite 1220
     San Francisco, CA 94104
Benson Associates, LLC.....................         662,600                                9.6
     111 SW 5th Avenue, Suite 2130
     Portland, OR 97204
Gregory M. Kilgore(5)......................         353,118                                4.9
John E. Wilkinson(6).......................         205,718                                2.9
Daniel J. Nahmens(7).......................         110,315                                1.6
David T. Morgan(8).........................          50,117                                 *
William Forsberg(9)........................          50,557                                 *
Crystal J. Breazeale.......................           1,298                                 *
Steven D. Tough(10)........................           1,250                                 *
Helen C. Bulwick(10).......................           1,250                                 *

All directors and executive officers as a
group (10 persons)(11).....................       3,975,496                               52.0

---------------------------
*  Less than 1%.

(1) Unless otherwise indicated, the address for each listed stockholder is c/o Track 'n Trail, 4961-A Windplay Drive, El Dorado Hills, CA 95762. To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) The percentage of beneficial ownership is calculated based on 6,891,476 shares of Common Stock outstanding on July 27, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. Shares subject to options presently exercisable or exercisable within 60 days of July 27, 1999 are deemed to be beneficially owned by the holder but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person.
(3) Represents 1,390,403 shares held by the Suechting Family Trust for which Mr. Suechting and his wife, Jackie Suechting, serve as co-trustees and hold shared voting and investment power.
(4) Polynous Capital Management, Inc. shares voting and dispositive powers with respect to the shares with Mr. Kevin Laurence Wenck. Mr. Wenck's address is 345 California Street, Suite 1220, San Francisco, CA 94104.

(5) Includes 350,618 shares subject to stock options exercisable within 60 days of July 27, 1999.
(6) Includes 200,468 shares subject to stock options exercisable within 60 days of July 27, 1999.
(7) Includes 100,234 shares subject to stock options exercisable within 60 days of July 27, 1999.
(8) Represents shares subject to stock options exercisable within 60 days of July 27, 1999.
(9) Includes 50,117 shares subject to stock options exercisable within 60 days of July 27, 1999.
(10) Represents shares subject to stock options exercisable within 60 days of July 27, 1999.
(11) Includes 754,054 shares subject to stock options exercisable within 60 days of July 27, 1999.


                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of July, 1999.

                                   REGISTRANT:

                                   TRACK 'n TRAIL



                                   By     /s/ Daniel J. Nahmens
                                      ------------------------------------------
                                          Daniel J. Nahmens
                                          Executive Vice President - Finance
                                          and Chief Financial Officer