Form 10-Q
period 1999-06-26
TRACK N TRAIL INC
filed 1999-07-29
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999


                                       OR


/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-22359


                                 TRACK `n TRAIL
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 91-1778085
   (State or other jurisdiction of        I.R.S. Employer Identification Number
    incorporation or organization)


            4961-A WINDPLAY DRIVE, EL DORADO HILLS, CALIFORNIA 95762
              (Address of principal executive offices) (zip code)


                                 (916) 933-4525
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of July 20, 1999 was 6,891,476.

                                 TRACK 'n TRAIL

                                    FORM 10-Q

                           QUARTER ENDED JUNE 26, 1999



                                      INDEX


                                                                                                            Page
                                                                                                            ----
PART I:       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of June 26, 1999
                           and December 26, 1998..............................................................1

                           Consolidated Statements of Operations for the 26-Week and 13-Week
                           periods ended June 26, 1999  and June 27, 1998.....................................2

                           Consolidated Statements of Cash Flows for the 26-Week periods ended June 26, 1999 and June 27, 1998..............................................3

                           Notes to Consolidated Financial Statements........................................4-5

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................5-10


PART II:      OTHER INFORMATION

              Item 4.      Submission of Matters to Vote of Security-Holders ................................11

              Item 6.      Exhibits and Reports on Form 8-K..................................................11


SIGNATURES...................................................................................................12

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TRACK 'n TRAIL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   ----------



                                                                                JUNE 26,      DECEMBER 26,
                                                                                  1999            1998
                                                                              ------------    ------------
                                                                               (unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                 $    1,209     $   1,808
    Accounts receivable                                                            1,307         2,510
    Income taxes receivable                                                           --           130
    Inventories                                                                   37,566        36,998
    Prepaid expenses                                                                 300           432
    Prepaid income taxes                                                           1,525            --
    Deferred income taxes                                                            675           675
                                                                                ---------     ---------

             Total current assets                                                 42,582        42,553

Fixed assets, net                                                                 11,771        11,849
Goodwill, net                                                                      4,721         4,852
Deferred income taxes                                                              2,025         2,025
                                                                                ---------     ---------

             Total Assets                                                     $   61,099     $  61,279
                                                                                ---------     ---------
                                                                                ---------     ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                         $    9,796     $   1,746
    Accounts payable                                                               7,562        12,481
    Accrued payroll and bonuses                                                      674           561
    Sales tax payable                                                                586           952
    Income taxes payable                                                              --           687
    Accrued expenses and other liabilities                                           955         1,010
                                                                                ---------     ---------

             Total current liabilities                                            19,573        17,437

Deferred rent                                                                      1,631         1,540
Long-term debt, net of current portion                                             8,880         9,764
                                                                                ---------     ---------

             Total liabilities                                                    30,084        28,741
                                                                                ---------     ---------


Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                     --            --
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,865,899 and 6,851,961 shares issued and
      outstanding at June 26, 1999 and December 26, 1998, respectively                69            69
    Additional paid-in capital                                                    25,854        25,831
    Retained earnings                                                              5,092         6,638
                                                                                ---------     ---------

             Total stockholders' equity                                           31,015        32,538
                                                                                ---------     ---------

             Total liabilities and stockholders' equity                       $   61,099     $  61,279
                                                                                ---------     ---------
                                                                                ---------     ---------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'n TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ----------
                                   (unaudited)



                                                                            PERIOD ENDED
                                               --------------------------------------------------------------------

                                                   JUNE 26,         JUNE 27,       JUNE 26,         JUNE 27,
                                                     1999             1998           1999             1998
                                                  (13 WEEKS)       (13 WEEKS)     (26 WEEKS)       (26 WEEKS)
                                                 ------------     ------------   ------------     ------------
Net sales                                           $ 28,272        $ 22,311        $ 51,596         $ 41,219

Cost of sales                                         14,529          11,385          27,150           21,450
                                                    --------        --------        --------         --------

           Gross profit                               13,743          10,926          24,446           19,769
                                                    --------        --------        --------         --------

Operating expenses:
    Selling and marketing                             11,009           8,523          21,870           16,762
    Administrative and distribution                    2,299           1,908           4,704            3,915
                                                    --------        --------        --------         --------

           Total operating expenses                   13,308          10,431          26,574           20,677
                                                    --------        --------        --------         --------

           Operating income (loss)                       435             495          (2,128)            (908)

Other expense:
    Interest expense                                     310              46             558               51
    Other, net                                            47               4              51                9
                                                    --------        --------        --------         --------

           Income (loss) before income taxes              78             445          (2,737)            (968)

Income tax provision (benefit)                            33             178          (1,191)            (387)
                                                    --------        --------        --------         --------

           Net income (loss)                        $     45        $    267        $ (1,546)        $   (581)
                                                    --------        --------        --------         --------
                                                    --------        --------        --------         --------

Earnings (loss) per share:
    Basic                                           $   0.01        $   0.04        $  (0.23)        $  (0.08)
                                                    --------        --------        --------         --------
                                                    --------        --------        --------         --------
    Diluted                                         $   0.01        $   0.04        $  (0.23)        $  (0.08)
                                                    --------        --------        --------         --------
                                                    --------        --------        --------         --------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'n TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   ----------
                                   (unaudited)



                                                                                     JUNE 26,         JUNE 27,
                                                                                       1999             1998
                                                                                    (26 WEEKS)       (26 WEEKS)
                                                                                   ------------     ------------
Cash flows from operating activities:
    Net loss                                                                       $   (1,546)      $     (581)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                     1,325              972
      Loss on disposal of fixed assets                                                     56                8
      Cash provided by (used for) changes in operating assets and liabilities:
           Accounts receivable                                                          1,203              795
           Income taxes receivable                                                        130               --
           Inventories                                                                   (568)          (1,788)
           Prepaid expenses                                                               132              129
           Prepaid income taxes                                                        (1,525)            (554)
           Accounts payable and other accrued liabilities                              (5,226)           1,098
           Income taxes payable                                                          (687)          (1,089)
           Deferred rent                                                                   91               27
                                                                                     ---------        ---------

           Cash used for operating activities                                          (6,615)            (983)
                                                                                     ---------        ---------

Cash flows from investing activities:
    Purchases of fixed assets                                                          (1,195)          (2,289)
    Proceeds from sale of fixed assets                                                     22               --
                                                                                     ---------        ---------

           Cash used for investing activities                                          (1,173)          (2,289)
                                                                                     ---------        ---------

Cash flows from financing activities:
    Long-term debt:
      Borrowings                                                                       32,458           13,870
      Repayments                                                                      (25,292)         (11,905)
    Net proceeds from issuance of common stock                                             23               21
                                                                                     ---------        ---------

           Cash provided by financing activities                                        7,189            1,986
                                                                                     ---------        ---------

           Decrease in cash and cash equivalents                                         (599)          (1,286)

Cash and cash equivalents, beginning of period                                          1,808            2,383
                                                                                     ---------        ---------

Cash and cash equivalents, end of period                                           $    1,209       $    1,097
                                                                                     ---------        ---------
                                                                                     ---------        ---------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'n TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the 13 weeks and 26 weeks ended June 26, 1999 and June 27, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 26, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                                                     Period Ended
                                                           ------------------------------------------------------------------
                                                             June 26,         June 27,          June 26,         June 27,
                                                               1999             1998              1999             1998
                                                            (13 weeks)       (13 weeks)        (26 weeks)       (26 weeks)
                                                           -------------    --------------    -------------    --------------
Income (loss) available to common stockholders for
basic and diluted earnings per share................       $        45      $        267      $    (1,546)     $      (581)
                                                           -------------    --------------    -------------    --------------
                                                           -------------    --------------    -------------    --------------

Weighted average shares for basic earnings (loss)
per share...........................................              6,866             6,843            6,865             6,842

Dilutive effect of stock options (treasury stock
method).............................................                225               413                0                 0
                                                           -------------    --------------    -------------    --------------

Weighted average shares for diluted earnings (loss)
per share...........................................              7,091             7,256            6,865             6,842
                                                           -------------    --------------    -------------    --------------
                                                           -------------    --------------    -------------    --------------

Earnings (loss) per share:
     Basic..........................................       $       0.01     $       0.04      $     (0.23)     $     (0.08)
                                                           -------------    --------------    -------------    --------------
                                                           -------------    --------------    -------------    --------------
     Diluted........................................       $       0.01     $       0.04      $     (0.23)     $     (0.08)
                                                           -------------    --------------    -------------    --------------
                                                           -------------    --------------    -------------    --------------

       For the 13 weeks ended June 26, 1999 and June 27, 1998 all warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding. For the 26 weeks ended June 26, 1999 and June 27, 1998, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding.

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

OVERVIEW

         Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear and apparel. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the company acquired the businesses conducted by its subsidiaries, Track `n Trail, a California corporation ("Track `n Trail - California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. The Company operates in a single business segment. As of June 26, 1999, the Company operated 139 Track `n Trail stores, 46 Overland Trading stores, and six Eagles Nest stores in 36 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales, exclusive of sales attributable to the Eagles Nest stores acquired in 1998, increased 5.1% and 3.5% for the 13 weeks and 26 weeks ended June 26, 1999, respectively.

RESULTS OF OPERATIONS

         The following discussions compare the Company's results of operations for the 13 weeks and 26 weeks ended June 26, 1999 with its results for the comparable periods in the prior year. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         THIRTEEN WEEKS ENDED JUNE 26, 1999 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 1998

         NET SALES

         Net sales were $28.3 million for the 13 weeks ended June 26, 1999, representing an increase of $6.0 million, or 26.7%, over net sales of $22.3 million for the comparable period in the prior year. Net sales for the 36 stores (net of closures) opened subsequent to fiscal 1997 accounted for $3.5 million of the increase in net sales, and the Company's five Eagles Nest stores acquired in August 1998 accounted for $1.4 million of the increase in net sales for the second quarter of fiscal 1999. Comparable store net sales for the 13 weeks ended June 26, 1999 increased $995,000, or 5.1%. The increase in comparable store net sales is primarily due to increased sales as a result of favorable weather conditions in the second quarter of fiscal 1999 compared to the unseasonal weather which occurred during the comparable period of fiscal 1998.

The Company's sales were also positively affected by management's decision to deliver spring related product earlier in the season than typically done in prior years. The Company expects to open approximately six additional stores and close three existing stores during the remainder of fiscal 1999.

         GROSS PROFIT

         Gross profit was $13.7 million for the 13 weeks ended June 26, 1999, representing an increase of $2.8 million, or 25.8%, over gross profit of $10.9 million for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 48.6% for the 13 weeks ended June 26, 1999 from 49.0% for the comparable period in the prior year. The decrease in gross profit is the result of sales attributable to the Eagles Nest stores on which margins are generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores. Excluding the Eagles Nest stores, gross profit would have remained at 49.0% for the 13 weeks ended June 26, 1999.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $11.0 million for the 13 weeks ended June 26, 1999, representing an increase of $2.5 million, or 29.2%, over selling and marketing expenses of $8.5 million for the comparable period in the prior year. Approximately $794,000, or 31.9%, of this increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to operating 19 additional Track `n Trail and Overland Trading stores at June 26, 1999 versus June 27, 1998. As a percentage of net sales, selling and marketing expenses increased to 38.9% for the 13 weeks ended June 26, 1999 from 38.2% for the comparable period of the prior year, primarily as a result of the increased selling and marketing expenses required to assimilate the Eagles Nest store operations.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $2.3 million for the 13 weeks ended June 26, 1999, representing an increase of $391,000, or 20.5%, over administrative and distribution expenses of $1.9 million for the comparable period in the prior year. The increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's continued internal expansion. The addition of the Eagles Nest stores accounted for $114,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses decreased to 8.1% for the 13 weeks ended June 26, 1999 from 8.6% for the comparable period in the prior year. The decrease as a percentage of net sales is primarily due to an increase in comparable store net sales and the dilutive effect on fixed operating costs resulting from the increased revenue attributable to a larger store base.

         INTEREST EXPENSE

         Interest expense was $310,000 for the 13 weeks ended June 26, 1999, representing an increase of $264,000 from interest expense of $46,000 for the comparable period in the prior year. Debt incurred in connection with the Eagles Nest acquisition accounted for $93,000, or 29.9%, of total interest expense. The remainder is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

         NET INCOME

         The Company's net income for the 13 weeks ended June 26, 1999 was $45,000, representing a decrease of $222,000 from net income of $267,000 for the comparable period in 1998. Eagles Nest accounted for $192,000 of the decrease in net income. The remaining decrease in net income is primarily attributable to incremental fixed store operating costs associated with a larger store base in a period in which the Company historically experiences low sales.


         TWENTY-SIX WEEKS ENDED JUNE 26, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 27, 1998

         NET SALES

         Net sales were $51.6 million for the 26 weeks ended June 26, 1999, representing an increase of $10.4 million, or 25.2%, over net sales of $41.2 million for the comparable period in the prior year. Net sales for the 36 stores (net of closures) opened subsequent to fiscal 1997 accounted for $6.8 million of the increase in net sales, and the Company's five Eagles Nest stores acquired in August 1998 accounted for $2.6 million of the increase in net sales for the 26 weeks ended

June 26, 1999. The increase in net sales was partially offset by two stores temporarily closed for remodeling. Comparable store net sales for the 26 weeks ended June 26, 1999 increased $1.3 million, or 3.5%. The increase in comparable store sales is primarily due to increased sales as a result of favorable weather conditions in the second fiscal quarter of 1999 compared to the unseasonal weather which occurred during the comparable period of 1998. The Company's sales were also positively affected by management's decision to deliver spring related product earlier in the season than typically done in prior years. The Company expects to open approximately six additional stores and close three existing stores during the remainder of fiscal 1999.

         GROSS PROFIT

         Gross profit was $24.4 million for the 26 weeks ended June 26, 1999, representing an increase of $4.7 million, or 23.7%, over gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales decreased to 47.4% for the 26 weeks ended June 26, 1999 from 48.0% for the comparable period in the prior year. The decrease in gross profit is the result of sales attributable to the Eagles Nest stores on which margins are generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores. Excluding the Eagles Nest stores, gross margin would have remained at 48.0% for the 26 weeks ended June 26, 1999.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $21.9 million for the 26 weeks ended June 26, 1999, representing an increase of $5.1 million, or 30.5%, over selling and marketing expenses of $16.8 million for the comparable period in the prior year. Approximately $1.4 million, or 28.4%, of the increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to operating 19 additional Track `n Trail and Overland Trading stores at June 26, 1999 versus June 27, 1998. As a percentage of net sales, selling and marketing expenses increased to 42.4% for the 26 weeks ended June 26, 1999 from 40.7% for the comparable period in the prior year, primarily as a result of increased selling and marketing expenses required to assimilate Eagles Nest store operations and incremental fixed operating costs attributable to a larger store base in a period in which the Company historically experiences low sales.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $4.7 million for the 26 weeks ended June 26, 1999, representing an increase of $789,000, or 20.2%, over administrative and distribution expenses of $3.9 million for the comparable period in the prior year. The increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's continued internal expansion. The addition of the Eagles Nest stores in August 1998 accounted for approximately $292,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses decreased to 9.1% for the 26 weeks ended June 26, 1999 from 9.5% for the comparable period in the prior year. The decrease as a percentage of net sales is primarily due to an increase in comparable store net sales and the dilutive effect on fixed operating costs resulting from the increased revenue attributable to a larger store base.

         INTEREST EXPENSE

         Interest expense increased to $558,000, or 1.1% of net sales, for the 26 weeks ended June 26, 1999, from $51,000, or 0.1% of net sales, for the comparable period in 1998. Debt incurred as a result of the Eagles Nest acquisition accounted for approximately $169,000, or 33.3%, of this increase. The remaining increase in interest expense is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

         NET LOSS

         The Company's net loss for the 26 weeks ended June 26, 1999 was $1.5 million, representing an increase of $965,000 over a net loss of $581,000 for the comparable period in 1998. Eagles Nest accounted for approximately $520,000 of the increase in net loss. The remaining increase in net loss is primarily attributable to incremental fixed store operating costs associated with a larger store base in a period in which the Company historically experiences low sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores and remodeling of existing stores.

         Net cash used for operating activities for the 26 weeks ended June 26, 1999 was $6.6 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at June 26, 1999 were $37.6 million compared to $37.0 million at December 26, 1998. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The increase in inventory between December 26, 1998 and June 26, 1999 relates primarily to seasonal differences.

         The Company had $23.0 million in working capital as of June 26, 1999 compared to $25.1 million at the end of fiscal 1998, representing a decrease of $2.1 million. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

         Capital expenditures were $1.2 million for the 26 weeks ended June 26, 1999. Capital expenditures in the first 26 weeks of 1999 were primarily for the build-out of six stores opened in this period, the build-out of one store opened in 1998, the remodel of one store, software and hardware upgrades, and furniture and fixtures for the Company's new distribution center. The Company estimates capital expenditures for the remainder of the year to be approximately $700,000 for the build-out of approximately six additional stores, approximately $100,000 for the completion of one store opened in fiscal 1998, approximately $200,000 for remodels of existing stores, and approximately $100,000 for software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed seven underperforming stores in the first quarter of 1999, which coincided with the end of the lease terms for such stores, and anticipates closing three additional stores in 1999.

         Financing activities provided cash of $7.2 million for the 26 weeks ended June 26, 1999, and consisted of additional borrowings under the Company's revolving line of credit to fund working capital requirements.

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

         STATE OF READINESS

         The Company has developed a Year 2000 plan ("Y2K Plan") with the objective of having all of its information technology ("IT") systems and non-IT systems functioning properly with respect to the Year 2000 by December 31, 1999. The Y2K Plan consists of the following phases: (1) assess the Year 2000 compliance of IT and non-IT systems and identify potential problems; (2) assign priorities to identified Year 2000 problems; (3) remediation; (4) test IT and non-IT systems; and (5) develop contingency plans, including the possibility of securing alternate sources of supplies and services, increasing inventory and supply levels, and adjusting store and office staffing levels. The Company defines IT systems as all applications, operating systems and hardware on mainframe, PC or LAN platforms. Non-IT systems refer to those with embedded software or hardware that may have a time element. The Company has identified three areas of focus for its Y2K Plan: corporate headquarters, store sites and "key" third parties (the "Third Parties"). Third Parties include suppliers, vendors and service providers that are deemed to be critical to the Company's business operations. All phases of the Y2K Plan are being applied to these three areas.

         An outside vendor provides the mainframe system software used at the Company's corporate office. The software contains an operating system and seven modules. The outside vendor has tested the operating system, merchandise, accounts payable, sales audit, fixed assets, report writing and general ledger modules and has verified to the Company that such software is Year 2000 compliant. The Company has received Year 2000 compliant upgrade software for the electronic data exchange module, and expects installation and testing to be complete in the third quarter 1999. The manufacturer of the mainframe hardware has tested the hardware and advised the Company that it is Year 2000 compliant.

         As of June 26, 1999, the Company had assessed all of the personal computers and non-IT systems at the corporate headquarters and determined approximately 30% were non-Year 2000 compliant. Retrofitting and/or replacement and subsequent testing of non-compliant systems is scheduled for the third quarter 1999. The Local Area Network (LAN) software and hardware manufacturers have advised the Company that the LAN software and hardware used by the Company is Year 2000 compliant.

         The Company utilizes software produced by an outside vendor for its human resource and payroll functions. In the third quarter of 1998, the outside vendor upgraded and tested both systems and verified to the Company that they are Year 2000 compliant.

         Contingency planning for the corporate headquarters category began in third quarter 1998 and was completed in second quarter 1999.

         The Company uses Point of Sale (POS) hardware and software provided by an outside vendor at each of its Track 'n Trail and Overland stores to record sales transactions. Eagles Nest was converted to the same POS system in the first quarter of 1999. In the first quarter of 1999, the Company completed the Year 2000 compliant hardware upgrade for all of its stores. Additionally, the Company purchased a Year 2000 compliant software upgrade for its POS systems and completed retrofitting all of its stores with the upgraded software version in the second quarter of 1999. POS systems for any new stores will be installed with the upgraded version of the software. Contingency planning for the store site category began in the first quarter of 1999 and was completed in the second quarter of 1999.

         The Company initiated formal communications with all Third Parties to determine the extent to which the Company is vulnerable to a Third Party's failure to remediate its own Year 2000 issues. As of June 26, 1999, the Company had received assurances from all Third Parties contacted regarding their remediation efforts. Additionally, the Company completed contingency plans pertaining to Third Parties in second quarter 1999.

         COSTS

         The Company expects its costs associated with becoming Year 2000 compliant to be approximately $53,000, exclusive of system additions, upgrades or replacements incurred in the normal course of business and assuming that implementation of contingency plans will not be necessary. The Company estimates $21,000 of this amount will have been incurred repairing software problems and $32,000 will have been incurred in connection with replacement of problem systems and equipment. Costs incurred through June 26, 1999 have been approximately $20,000. The remaining costs are expected to be incurred by the end of third quarter 1999. The Company does not separately track the internal costs incurred for the Y2K Plan. Such costs are principally related to the payroll of the Company's Management Information Systems department. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company intends to fund the foregoing from operating cash flow.

         RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed contingency plans to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual processing of information for critical information technology systems, increasing store staffing levels and inventory levels, identifying alternative suppliers and increasing cash on hand. The contingency plans were completed in the second quarter of fiscal 1999, and the appropriate implementation training is scheduled to take place throughout the remainder of the year. The Company believes that, upon completion of the Y2K Plan as scheduled, the possibility of material interruptions of normal operations also should be substantially lowered. No assurances can be given, however, that the Company will not suffer material interruptions of normal operations, or that such interruptions, even after the implementation of any contingency plans, will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires that all derivative instruments be recorded on the balance sheet at fair value, and that changes in the fair value of the derivative instruments be recorded in net earnings or comprehensive earnings. SFAS 133 must be adopted for all fiscal years and quarters beginning after June 15, 2000, with earlier adoption permitted. Management has determined that adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

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

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 27, 1999, the following individuals were elected to the Board of Directors:

                                     Votes For             Votes Withheld
                                   -------------         ------------------
             Helen C. Bulwik         6,670,844                  5,410

             Steven D. Tough         6,670,844                  5,410

As Class I directors, Helen C. Bulwik and Steven D. Tough will serve until the Annual Meeting of Stockholders in 2002; or, in each case, such time as successors are elected and qualified.

In addition, the proposal to appoint the firm of PricewaterhouseCoopers LLP as the independent public accountants of the Company was approved at the Company's Annual Meeting of Stockholders by the following vote:

                  For                      Against                  Abstain
          ---------------------       -----------------        -----------------
               6,674,067                     800                     1,387

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit
     Number        Description of Document
    ----------     -------------------------------------------------------------
     27.1          Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 26, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                            TRACK `N TRAIL

Date:  July 28, 1999        By:             /s/ Daniel J. Nahmens
                                     -----------------------------------------
                                                Daniel J. Nahmens

                                      Executive Vice President - Finance and
                                      Chief Financial Officer and Treasurer
                                     (on behalf of the Registrant and as the
                                       Registrant's Principal Financial and
                                               Accounting Officer)