Form 10-Q
period 1999-09-25
TRACK N TRAIL INC
filed 1999-11-03
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999


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


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of October 25, 1999 was 6,891,476.

                                 TRACK 'N TRAIL

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 25, 1999


                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I:    FINANCIAL INFORMATION (UNAUDITED)

           Item 1.      Financial Statements

                        Consolidated Balance Sheets as of September 25, 1999
                        and December 26, 1998.........................................................1

                        Consolidated Statements of Operations for the 39-Week and 13-Week
                        periods ended September 25, 1999  and September 26, 1998......................2

                        Consolidated Statements of Cash Flows for the 39-Week periods ended September 25, 1999 and September 26, 1998...............................3

                        Notes to Consolidated Financial Statements...................................4-5

           Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.........................................5-10


PART II:   OTHER INFORMATION

           Item 6.      Exhibits and Reports on Form 8-K.............................................11


SIGNATURES...........................................................................................12

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TRACK 'N TRAIL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   ----------

                                                                                SEPTEMBER 25,    DECEMBER 26,
                                                                                    1999            1998
                                                                                --------------  ------------
                                                                                 (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $   978        $ 1,808
    Accounts receivable                                                              1,037          2,510
    Income taxes receivable                                                              0            130
    Inventories                                                                     38,393         36,998
    Prepaid expenses                                                                   367            432
    Prepaid income taxes                                                             1,458              0
    Deferred income taxes                                                              675            675
                                                                                   -------        -------

              Total current assets                                                  42,908         42,553

Fixed assets, net                                                                   11,842         11,849
Goodwill, net                                                                        4,656          4,852
Deferred income taxes                                                                2,025          2,025
                                                                                   -------        -------

              Total assets                                                         $61,431        $61,279
                                                                                   -------        -------
                                                                                   -------        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit                                                       $17,184        $ 1,574
    Current portion of long-term debt                                                   52            172
    Accounts payable                                                                 9,560         12,481
    Accrued payroll and bonuses                                                        712            561
    Sales tax payable                                                                  552            952
    Income taxes payable                                                                 0            687
    Accrued expenses and other liabilities                                           1,111          1,010
                                                                                   -------        -------

              Total current liabilities                                             29,171         17,437

Deferred rent                                                                        1,710          1,540
Long-term debt, net of current portion                                                   6          9,764
                                                                                   -------        -------

              Total liabilities                                                     30,887         28,741
                                                                                   -------        -------


Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                        0              0
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,891,476 and 6,851,961 shares issued and
      outstanding at September 25, 1999 and December 26, 1998, respectively             69             69
    Additional paid-in capital                                                      25,892         25,831
    Retained earnings                                                                4,583          6,638
                                                                                   -------        -------

              Total stockholders' equity                                            30,544         32,538
                                                                                   -------        -------

              Total liabilities and stockholders' equity                           $61,431        $61,279
                                                                                   -------        -------
                                                                                   -------        -------


   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ----------
                                   (unaudited)


                                                                                    PERIOD ENDED
                                                      ---------------------------------------------------------------------------
                                                      SEPTEMBER 25,        SEPTEMBER 26,       SEPTEMBER 25,        SEPTEMBER 26,
                                                          1999                 1998                1999                 1998
                                                       (13 WEEKS)           (13 WEEKS)          (39 WEEKS)           (39 WEEKS)
                                                      ------------         ------------        ------------         ------------
Net sales                                               $ 29,671             $ 25,662            $ 81,267             $ 66,881

Cost of sales                                             15,906               13,927              43,056               35,377
                                                        --------             --------            --------             --------

           Gross profit                                   13,765               11,735              38,211               31,504
                                                        --------             --------            --------             --------

Operating expenses:
    Selling and marketing                                 11,709                9,511              33,579               26,273
    Administrative and distribution                        2,090                1,945               6,794                5,860
                                                        --------             --------            --------             --------

           Total operating expenses                       13,799               11,456              40,373               32,133
                                                        --------             --------            --------             --------

           Operating income (loss)                           (34)                 279              (2,162)                (629)

Other expense:
    Interest expense                                         317                   89                 875                  140
    Other, net                                                66                   29                 117                   38
                                                        --------             --------            --------             --------

           Income (loss) before income taxes                (417)                 161              (3,154)                (807)

Income tax provision (benefit)                                92                   64              (1,099)                (323)
                                                        --------             --------            --------             --------

           Net income (loss)                            $   (509)            $     97            $ (2,055)            $   (484)
                                                        --------             --------            --------             --------
                                                        --------             --------            --------             --------

Earnings (loss) per share:
    Basic                                               $  (0.07)            $   0.01            $  (0.30)            $  (0.07)
                                                        --------             --------            --------             --------
                                                        --------             --------            --------             --------
    Diluted                                             $  (0.07)            $   0.01            $  (0.30)            $  (0.07)
                                                        --------             --------            --------             --------
                                                        --------             --------            --------             --------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   ----------
                                   (unaudited)


                                                                                        SEPTEMBER 25,         SEPTEMBER 26,
                                                                                            1999                  1998
                                                                                         (39 WEEKS)            (39 WEEKS)
                                                                                         ----------            ----------
Cash flows from operating activities:
    Net loss                                                                              $ (2,055)            $   (484)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                          1,997                1,507
      Loss on disposal of fixed assets                                                          56                   33
      Cash provided by (used for) changes in operating assets and liabilities:
           Accounts receivable                                                               1,473                  720
           Income taxes receivable                                                             130                    0
           Inventories                                                                      (1,395)              (9,077)
           Prepaid expenses                                                                     65                   30
           Prepaid income taxes                                                             (1,458)                (503)
           Accounts payable and other accrued liabilities                                   (3,071)               5,337
           Income taxes payable                                                               (687)              (1,089)
           Deferred rent                                                                       171                   66
                                                                                          --------             --------

           Cash used for operating activities                                               (4,774)              (3,460)
                                                                                          --------             --------

Cash flows from investing activities:
    Purchases of fixed assets                                                               (1,872)              (3,740)
    Proceeds from sale of fixed assets                                                          22                    0
    Cash paid for business combination                                                           0               (1,401)
                                                                                          --------             --------

           Cash used for investing activities                                               (1,850)              (5,141)
                                                                                          --------             --------

Cash flows from financing activities:
    Bank line of credit:
      Borrowings                                                                            51,217               32,211
      Repayments                                                                           (45,332)             (23,711)
    Long-term debt:
      Repayments                                                                              (153)                (943)
    Net proceeds from issuance of common stock                                                  62                   59
                                                                                          --------             --------

           Cash provided by financing activities                                             5,794                7,616
                                                                                          --------             --------

           Decrease in cash and cash equivalents                                              (830)                (985)

Cash and cash equivalents, beginning of period                                               1,808                2,383
                                                                                          --------             --------

Cash and cash equivalents, end of period                                                  $    978             $  1,398
                                                                                          --------             --------
                                                                                          --------             --------


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the 13 weeks and 39 weeks ended September 25, 1999 and September 26, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 26, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                                          Period Ended
                                             ------------------------------------------------------------------------
                                             September 25,      September 26,       September 25,       September 26,
                                                 1999               1998                1999               1998
                                              (13 weeks)         (13 weeks)          (39 weeks)         (39 weeks)
                                              ----------         ----------          ----------         ----------
Income (loss) available to common
stockholders for basic and diluted
earnings per share                             $  (509)            $    97            $(2,055)            $  (484)
                                               -------             -------            -------             -------
                                               -------             -------            -------             -------

Weighted average shares for basic
earnings (loss) per share                        6,889               6,851              6,873               6,845

Dilutive effect of stock options
(treasury stock method)                              0                 219                  0                   0
                                               -------             -------            -------             -------

Weighted average shares for diluted
earnings (loss) per share                        6,889               7,070              6,873               6,845
                                               -------             -------            -------             -------
                                               -------             -------            -------             -------

Earnings (loss) per share:
     Basic                                     $ (0.07)            $  0.01            $ (0.30)            $ (0.07)
                                               -------             -------            -------             -------
                                               -------             -------            -------             -------

     Diluted                                   $ (0.07)            $  0.01            $ (0.30)            $ (0.07)
                                               -------             -------            -------             -------
                                               -------             -------            -------             -------

       For the 13 weeks and 39 weeks ended September 25, 1999 and the 39 weeks ended September 26, 1998, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding. For the 13 weeks ended September 26, 1998, all warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.


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

       NASDAQ STOCK MARKET LISTING. The Company's common stock is currently included in the Nasdaq Stock Market and designated as a Nasdaq National Market security. In order for the common stock to continue to be designated as a Nasdaq National Market security and included in the Nasdaq Stock Market, the Company and its common stock must meet certain quantitative maintenance criteria which include, among other things, requirements that (1) the Company maintain $4,000,000 in total assets, (2) the bid price of the common stock be at least $1.00, (3) at least 750,000 shares of the common stock be held by persons who are not affiliates of the Company, and (4) the shares held by non-affiliates of the Company have an aggregate market value of at least $5,000,000. In addition, continued inclusion in the Nasdaq Stock Market requires two registered and active market-makers. As of October 25, 1999, the Company only had one registered and active market-maker, and based on the closing bid price of the Company's common stock of $1.3125, the aggregate market value of the 2,764,121 shares held by non affiliates was approximately $3,627,909. The failure of the Company's common stock to meet the maintenance criteria may result in delisting of the Company's common stock from the Nasdaq Stock Market, and trading, if any, in the Company's common stock would thereafter be conducted in the Nasdaq SmallCap Market (if then eligible) or the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock.

OVERVIEW

         Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear and apparel. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track `n Trail, a California corporation ("Track `n Trail - California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. The Company operates in a single business segment. As of September 25, 1999, the Company operated 138 Track `n Trail stores, 46 Overland Trading stores, and six Eagles Nest stores in 35 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales, exclusive of sales attributable to the Eagles Nest stores acquired in 1998, increased 5.1% and 4.1% for the 13 weeks and 39 weeks ended September 25, 1999, respectively.

RESULTS OF OPERATIONS

         The following discussions compare the Company's results of operations for the 13 weeks and 39 weeks ended September 25, 1999 with its results for the comparable periods in the prior year. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998

         NET SALES

         Net sales were $29.7 million for the 13 weeks ended September 25, 1999, representing an increase of $4.0 million, or 15.6%, over net sales of $25.7 million for the comparable period in the prior year. Net sales for the 35 stores (net of closures) opened subsequent to fiscal 1997 accounted for $2.1 million of the increase in net sales, and the Company's five Eagles Nest stores acquired in August 1998 accounted for $854,000 of the increase in net sales for the third quarter of fiscal 1999. Comparable store net sales for the 13 weeks ended September 25, 1999 increased $1.0 million, or 5.1%. The increase in comparable store net sales is due in part to a successful summer sandal season as well as to a less competitive market than experienced during the 13 weeks ended September 26, 1998 as a result of competitor store closures. The Company expects to open approximately nine additional stores during the remainder of fiscal 1999.

         GROSS PROFIT

         Gross profit was $13.8 million for the 13 weeks ended September 25, 1999, representing an increase of $2.0 million, or 17.3%, over gross profit for the comparable period in the prior year. Gross profit as a percentage of net sales increased to 46.4% for the 13 weeks ended September 25, 1999 from 45.7% for the comparable period in the prior year. The increase in gross profit as a percentage of net sales is primarily due to the decrease in markdowns taken in the third quarter of 1999 compared to the markdowns taken in the third quarter of 1998 in response to competitor discounting, which increase was partially offset by sales attributable to the Eagles Nest stores on which margins are generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores. Excluding the Eagles Nest stores, gross profit would have increased to 47.3% for the 13 weeks ended September 25, 1999.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $11.7 million for the 13 weeks ended September 25, 1999, representing an increase of $2.2 million, or 23.1%, over selling and marketing expenses for the comparable period in the prior year. Approximately $671,000, or 30.5%, of this increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to operating 11 additional Track `n Trail and Overland Trading stores at September 25, 1999 versus September 26, 1998. As a percentage of net sales, selling and marketing expenses increased to 39.5% for the 13 weeks ended September 25, 1999 from 37.1% for the comparable period of the prior year, primarily as a result of fixed operating costs attributable to a larger base of new stores and the increased selling and marketing expenses required in connection with the continuing assimilation of the Eagles Nest store operations.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $2.1 million for the 13 weeks ended September 25, 1999, representing an increase of $145,000 over administrative and distribution expenses for the comparable period in the prior year. The addition of the Eagles Nest stores accounted for $98,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses decreased to 7.0% for the 13 weeks ended September 25, 1999 from 7.6% for the comparable period in the prior year. The decrease as a percentage of net sales is primarily due to an increase in comparable store net sales and the dilutive effect on fixed operating costs resulting from the increased revenue attributable to a larger store base.

         INTEREST EXPENSE

         Interest expense was $317,000 for the 13 weeks ended September 25, 1999, representing an increase of $228,000 from interest expense of $89,000 for the comparable period in the prior year. Debt incurred in connection with the Eagles Nest acquisition accounted for $86,000, or 37.7% of this increase. The remainder is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

         NET INCOME / LOSS

         The Company had a net loss for the 13 weeks ended September 25, 1999, of $509,000, representing a decrease of $606,000 from net income of $97,000 for the comparable period in 1998. Eagles Nest accounted for $506,000 of the decrease in net income. The net loss for the 13 weeks ended September 25, 1999 was also attributable in part to the cumulative effect of adjusting the estimated tax rate downward from 43.50% to 34.85% in response to the losses experienced during the 39 weeks ended September 25, 1999.

         THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998

         NET SALES

         Net sales were $81.3 million for the 39 weeks ended September 25, 1999, representing an increase of $14.4 million, or 21.5%, over net sales of $66.9 million for the comparable period in the prior year. Net sales for the 35 stores (net of closures) opened subsequent to fiscal 1997 accounted for $8.5 million of the increase in net sales, and the Company's five Eagles Nest stores acquired in August 1998 accounted for $3.5 million of the increase in net sales for the 39 weeks ended September 25, 1999. The increase in net sales was partially offset by two stores temporarily closed for remodeling. Comparable store net sales for the 39 weeks ended September 25, 1999 increased $2.3 million, or 4.1%. The increase in comparable store net sales is primarily due to a successful summer sandal season as well as to a less competitive market than experienced during the third fiscal quarter of 1998 as a result of competitor store closures. The Company expects to open approximately nine additional stores during the remainder of fiscal 1999.

         GROSS PROFIT

         Gross profit was $38.2 million for the 39 weeks ended September 25, 1999, representing an increase of $6.7 million, or 21.3%, over gross profit of $31.5 million for the comparable period in the prior year. The increase in gross profit is primarily the result of a reduction in markdowns taken in the 39 weeks ended September 25, 1999, from markdowns taken in the comparable period in 1998 in response to competitor discounting. Gross profit as a percentage of net sales decreased to 47.0% for the 39 weeks ended September 25, 1999 from 47.1% for the comparable period in the prior year. The decrease in gross profit as a percentage of sales is primarily attributable to the Eagles Nest stores, which generally carry lower margin merchandise. Excluding the Eagles Nest stores, gross margin would have increased to 47.8% for the 39 weeks ended September 25, 1999.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $33.6 million for the 39 weeks ended September 25, 1999, representing an increase of $7.3 million, or 27.8%, over selling and marketing expenses of $26.3 million for the comparable period in the prior year. Approximately $2.1 million, or 29.0%, of the increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to operating 11 additional Track `n Trail and Overland Trading stores at September 25, 1999 versus September 26, 1998. As a percentage of net sales, selling and marketing expenses increased to 41.3% for the 39 weeks ended September 25, 1999 from 39.3% for the comparable period in the prior year, primarily as a result of fixed operating costs attributable to a larger base of new stores and increased selling and marketing expenses required in connection with the continuing assimilation of the Eagles Nest store operations.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $6.8 million for the 39 weeks ended September 25, 1999, representing an increase of $934,000 over administrative and distribution expenses of $5.9 million for the comparable period in the prior year. The increase is primarily attributable to increases in staffing and associated expenses as a result of the Company's continued internal expansion. The Eagles Nest stores accounted for approximately $390,000 of the increase in administrative and distribution expenses. As a percentage of net sales, administrative and distribution expenses decreased to 8.4% for the 39 weeks ended September 25, 1999 from 8.8% for the comparable period in the prior year. The decrease as a percentage of net sales is primarily due to an increase in comparable store net sales and the dilutive effect on fixed operating costs resulting from the increased revenue attributable to a larger store base.

         INTEREST EXPENSE

         Interest expense increased to $875,000, or 1.1% of net sales, for the 39 weeks ended September 25, 1999, from $140,000, or 0.2% of net sales, for the comparable period in 1998. Debt incurred as a result of the Eagles Nest acquisition accounted for approximately $255,000, or 34.6%, of this increase. The remaining increase in interest expense is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

         NET LOSS

         The Company had a net loss for the 39 weeks ended September 25, 1999 of $2.1 million, representing an increase of $1.6 million over a net loss of $484,000 for the comparable period in 1998. Eagles Nest accounted for approximately $1.1 million of the increase in net loss. The remaining increase in net loss is primarily attributable to incremental fixed store operating costs associated with a larger base of new stores. The net loss for the 39 weeks ended September 25, 1999 was also attributable in part to an adjustment of the estimated tax rate downward from 43.50% to 34.85% in response to the losses experienced during the 39 weeks ended September 25, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores and remodeling of existing stores.

         Net cash used for operating activities for the 39 weeks ended September 25, 1999 was $4.8 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at September 25, 1999 were $38.4 million compared to $37.0 million at December 26, 1998. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The increase in inventory between December 26, 1998 and September 25, 1999 relates primarily to seasonal differences.

         The Company had $13.7 million in working capital as of September 25, 1999 compared to $25.1 million at the end of fiscal 1998, representing a decrease of $11.4 million. The decrease in working capital is primarily the result of reclassifying $9.7 million in long term debt as a result of an amendment to the Company's existing loan agreement with Union Bank of California. The Company's working capital needs increase significantly in the fourth quarter due to increases in inventory in advance of the holiday selling season, payments coming due for back-to-school merchandise and construction payments on third quarter store build-outs. In addition, the Company requires incremental working capital to stock each new store upon opening. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first quarter inventory levels, typically reduce working capital needs in the first quarter.

         Capital expenditures were $1.9 million for the 39 weeks ended September 25, 1999. Capital expenditures in the first 39 weeks of 1999 were primarily for the build-out of nine stores opened in this period, the build-out of two stores opened in 1998, the remodel of two stores, software and hardware upgrades, and furniture and fixtures for the Company's new distribution center. The Company estimates capital expenditures for the remainder of the year to be approximately $800,000 for the build-out of approximately nine additional stores, approximately $50,000 for the remodel of one store and approximately $60,000 for software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed seven underperforming stores in the first quarter of 1999, and closed an additional four stores in the third quarter of 1999.

         Financing activities provided cash of $5.8 million for the 39 weeks ended September 25, 1999, and consisted of additional borrowings under the Company's revolving line of credit to fund working capital requirements.

         In October 1999, the Company's loan agreement with Union Bank of California was amended to increase the revolving line of credit to $25.0 million. Management believes that the Company's operating cash flow and borrowings under its increased credit facility will be sufficient to complete the Company's fiscal 1999 and fiscal 2000 store expansion program and to satisfy the Company's other capital requirements through such periods. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any potential future acquisitions.

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

         An outside vendor provides the mainframe system software used at the Company's corporate office. The software contains an operating system and seven modules. The outside vendor has tested the operating system, merchandise, accounts payable, sales audit, fixed assets, report writing, electronic data exchange and general ledger modules and has verified to the Company that such software is Year 2000 compliant. The manufacturer of the mainframe hardware has tested the hardware and advised the Company that it is Year 2000 compliant.

         As of September 25, 1999, the Company has assessed all of the personal computers and non-IT systems at the corporate headquarters and has retrofitted and/or replaced all but five of the non-compliant systems. The remaining five systems are scheduled to be replaced in the fourth quarter of 1999. The Local Area Network (LAN) software and hardware manufacturers have advised the Company that the LAN software and hardware used by the Company is Year 2000 compliant.

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

         The Company initiated formal communications with all Third Parties to determine the extent to which the Company is vulnerable to a Third Party's failure to remediate its own Year 2000 issues. As of September 25, 1999, the

Company had received assurances from all Third Parties contacted regarding their remediation efforts. Additionally, the Company completed contingency plans pertaining to Third Parties in second quarter 1999.

         COSTS

         The Company expects its costs associated with becoming Year 2000 compliant to be approximately $58,000, exclusive of system additions, upgrades or replacements incurred in the normal course of business and assuming that implementation of contingency plans will not be necessary. The Company estimates $21,000 of this amount will have been incurred repairing software problems and $37,000 will have been incurred in connection with replacement of problem systems and equipment. Costs incurred through September 25, 1999 have been approximately $45,000. The remaining costs are expected to be incurred by the end of fourth quarter 1999. The Company does not separately track the internal costs incurred for the Y2K Plan. Such costs are principally related to the payroll of the Company's Management Information Systems department. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company intends to fund the foregoing from operating cash flow.

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

PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit
     Number                 Description of Document
   --------------------     --------------------------------------------------
     10.13                  Amended and restated Loan Agreement dated as of
                            October 4, 1999 between Union Bank of California,
                            N.A. and the subsidiaries of the Registrant

     27.1                   Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 25, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.







                                  TRACK `N TRAIL

Date:  October 27, 1999           By:   /s/ Daniel J. Nahmens
                                       ------------------------------------
                                                 Daniel J. Nahmens

                                       Executive Vice President - Finance and
                                       Chief Financial Officer and Treasurer
                                      (on behalf of the Registrant and as the
                                        Registrant's Principal Financial and
                                                Accounting Officer)