Form 10-K
period 1999-12-25
TRACK N TRAIL INC
filed 2000-03-24
CIK 1029932

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

  (MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_______ TO______

                         COMMISSION FILE NUMBER 0-22359
                                 TRACK 'N TRAIL
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    --------------------------------------

           DELAWARE                                  91-1778085
           STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

           4961-A WINDPLAY DRIVE,
           EL DORADO HILLS, CALIFORNIA               95762
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIPCODE)

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
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 20, 2000 was $3.4 million.

         On March 20, 2000 the registrant had 7,156,759 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

==============================================================================

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

          In December 1999, the Company adopted a plan to restructure operations and divest itself of its Eagles Nest locations and also close 35 marginal or unprofitable Track 'n Trail and Overland stores. It is estimated that the restructuring will be completed during the first 120 days of fiscal 2000.

          As of December 25, 1999, the Company operated 199 stores in 35 states under the Track 'n Trail, Overland Trading and Eagles Nest names. All but three of the Company's stores are located in regional or super-regional shopping malls, located throughout the United States. Each Track 'n Trail and Overland store offers a wide range of rugged walking and fashion casual shoes, sandals and boots, featuring brands such as Timberland, Dr. Martens, Birkenstock, Vans, Teva, Etnies, Clarks, Ecco and Rockport. In addition to offering many of the same footwear brands as Track 'n Trail and Overland, each Eagles Nest store specialized in sport and outdoor apparel lines.

          The Company targets middle to upper income consumers, with the Track 'n Trail stores focusing on consumers in the 15- to 40-year-old age group and the Overland Trading stores focusing on the 25- to 55-year-old age group. The Company markets to these two different customer segments through distinct merchandise assortments and store designs. The Track 'n Trail stores offer a merchandise selection that emphasizes fashionable, performance-oriented footwear and typically feature an all-glass front, often accented with rock fixtures, and earth-tone interiors reminiscent of an outdoor setting. The Company's Overland Trading stores are merchandised and designed to appeal to a slightly older and more conservative consumer, with a focus on traditional and comfort-oriented styles displayed in a contemporary, natural wood setting. Track 'n Trail stores average approximately 2,026 square feet in size, the Overland Trading stores average approximately 1,502 square feet and the Eagles Nest stores average approximately 5,480 square feet in size. As of December 25, 1999, the Company operated 144 Track 'n Trail stores in 34 states, 48 Overland Trading stores in 13 states and seven Eagles Nest stores in four states.

OPERATING STRATEGIES

          The Company's goal is to become the premier destination specialty retailer of better casual, outdoor and adventure footwear. To accomplish its goal, the Company is pursuing the following operational strategies:

          BRAND NAME MERCHANDISE. Management believes that brand name identity is of paramount importance to its target customer in making footwear purchasing decisions. The Company focuses on carrying authentic, well-established brand names for each product category. For example, the Company offers the Timberland brand for quality hiking, work, performance and casual boots and shoes. For younger buyers of "alternative" footwear, the Company offers Dr. Martens, Vans, and Etnies shoes. The Company features the Ecco and Rockport brands in the walking shoe and rugged walking category and the Birkenstock brand in walking sandals. In the category of performance, water and active sandals, the Company offers the Teva brand. Management believes that each of the foregoing brands is recognized as one of the originals in the primary category it represents.

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

          CAPITALIZE ON TWO DISTINCT DEMOGRAPHIC GROUPS. Management believes that the Company's distinct retail concepts enable it to serve two diverse and rapidly growing demographic groups. Track 'n Trail stores are designed and merchandised to target 15- to 40-year-olds, while Overland Trading stores target 25- to 55-year-olds. The Track 'n Trail strategy is to focus on products that reflect an active and performance-oriented lifestyle, which the Company believes are particularly popular with the fast-growing 15- to 24-year-old age group. Overland Trading stores are designed to appeal more to the large 25- to 55-year-old age group. Management plans to differentiate the two footwear retail concepts to a greater degree in malls in which the Company operates both a Track 'n Trail store and an Overland Trading store.

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

          RECOGNIZE AND RESPOND TO CHANGING LIFESTYLE TRENDS. The Company strives to recognize and quickly respond to lifestyle trends that affect customer preferences. Most recently, prevailing lifestyle trends that have affected retail footwear sales have included (i) the growth in alternative sports such as skateboarding, snowsports, in-line skating and mountain biking as well as the footwear trends these sports have inspired, (ii) the movement to outdoor activities and to nature as evidenced by the resurgence of walking, hiking, biking, fly fishing and camping and (iii) the increased acceptance of casual dress for both work and social settings. Management believes that it has developed strong relationships with the primary suppliers of the more than 100 brand names that the Company carries. These relationships provide access to market information regarding emerging merchandise trends. Management believes that the breadth and strength of these relationships, together with the Company's focused merchandising strategy, provide the Company with the flexibility necessary to permit it to respond accurately and quickly to changing customer preferences.

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

          Merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company's corporate offices. The Company's product purchasing is coordinated through a centralized merchandising department under the direction of its Executive Vice President-Merchandising/Chief Operating Officer. The merchandising department currently consists of approximately 21 persons, including two merchandising managers, three buyers for the Track 'n Trail stores and two buyers for the Overland Trading stores. The Company's Track 'n Trail and Overland Trading buyers operate independently, allowing them to focus on their distinct customers' merchandise preferences and lifestyles. These buyers are supported by stock allocation analysts and assistants, who manage the

Company's computerized merchandise planning system. Management also receives input from the Company's 14 district managers and two regional managers regarding local or regional factors relevant to merchandising decisions.

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


SELECTED TRACK 'N TRAIL VENDORS       SELECTED OVERLAND TRADING VENDORS        SELECTED EAGLES NEST VENDORS*
Timberland                            Timberland                               The North Face
Solomon                               Teva                                     Patagonia
Vasque                                Columbia                                 Columbia
Caterpillar                                                                    Ex Officio
Teva                                                                           Royal Robbins
Vans
Etnies
Adidas
Columbia

* In December 1999, the company adopted a restructuring plan which includes liquidation of its Eagles Nest stores

MEN'S AND WOMEN'S CASUAL WEAR

          Casual footwear and sportswear is designed primarily for everyday wear such as walking shoes and casual tops and bottoms including shorts, trousers, pants, T-shirts, knit and woven shirts, blouses, dresses and skirts.


SELECTED TRACK 'N TRAIL VENDORS       SELECTED OVERLAND TRADING VENDORS        SELECTED EAGLES NEST VENDORS*
Birkenstock                           Timberland                               Tommy Bahama
Rockport                              Clarks                                   Tsunami
Timberland                            Joseph Seibel                            Royal Robbins
Dr. Martens                           Rockport                                 True Grit
Born                                  Stegmann                                 Woolrich
Simple                                Ecco                                     Gramicci
Havana Joe                            Birkenstock
                                      Dr. Martens
                                      Havana Joe
                                      Born
                                      Sperry

* In December 1999, the company adopted a restructuring plan which includes liquidation of its Eagles Nest s ores

The following table sets forth the Company's merchandise assortment by category as a percentage of net sales for the periods shown:

                                                                                          FISCAL
                                                                        ------------------------------------------
                                                                          1999            1998              1997
                                                                        --------        ---------        ---------


Men's and Women's Functional and Sport Specific Footwear.........         28 %              28 %              31 %
Men's and Women's Casual Footwear ...............................         58                60                60
Apparel .........................................................          5                 2                --
Men's, Women's and Children's Slippers...........................          1                 1                 1
Children's Footwear..............................................          1                 1                 1
Shoe Care Products, Hosiery and Accessories......................          7                 8                 7
                                                                          ---               ---               --
                                                                         100%              100%              100%
                                                                         =====             =====             ====

ACCESSORIES

          The Company also offers accessories, including socks, belts, backpacks and shoe care products such as sprays and polishes. Some of these accessories carry the same brand names as the ready-to-wear and footwear sold by the Company, although most are supplied by different manufacturers. Accessories accounted for approximately 7.2% of net sales at the Track 'n Trail and Overland Trading stores in fiscal 1999.

PURCHASING AND SOURCING

          The Company believes that its ability to buy in large quantities directly from suppliers helps it to plan merchandise flow effectively and to obtain competitive pricing and trade terms. Although the Company deals with approximately 100 vendors, a substantial portion of the Company's merchandise is provided by a limited number of brand name suppliers. The Company's ten largest suppliers accounted for approximately 66.6% of the Company's net sales in fiscal 1999. In fiscal 1999, Dr. Martens, Timberland and Birkenstock accounted for 20.7%, 13.6% and 8.3% of the Company's total net sales, respectively.

          The Company strives to build and maintain strong and interactive relationships with its major suppliers. Buyers meet regularly with major vendors to stay abreast of new product lines, new features and changes in styling direction. The Company frequently shares information with its vendors about market research, merchandising trends and the Company's goals. In addition, the Company has established EDI programs with most of its major suppliers in order to improve its inventory efficiency. The Company develops and transmits purchase orders through its EDI links, and receives information about order status, delivery times and pricing from the suppliers. These programs thus permit more rapid merchandise replenishment and faster inventory turns. The Company believes that its relationships with major suppliers improve its ability to obtain desired styles and give the Company flexibility to adjust to shifting market demand for different vendors' products from season to season. In an effort to secure appropriate quantities of items that are in high demand, the Company advises its major vendors of its forecasted needs approximately six to 12 months in advance. However, the Company has no long-term purchase contracts or other contractual assurances of continued supply or pricing with any of its suppliers. See "Risk Factors."

STORE OPERATIONS

          The Company operated 199 stores as of December 25, 1999, all but three of which were located in regional or super-regional shopping malls. Although all stores are integrated into the Company's inventory control, distribution and management information systems, Track 'n Trail, Overland Trading and Eagles Nest stores differ in format, merchandise content and decor because of their different targeted customer bases.

TRACK 'N TRAIL STORE FORMAT

          The Track 'n Trail storefront design typically features an all glass 20- to 30-foot front, enabling customers to view featured products on display as well as the extensive product assortment available inside the store. The edges of the storefront are often accented with rock fixtures that are a signature element in the Track 'n Trail design theme. Product display fixtures at several stores are designed to represent rock formations, which may also be incorporated into customer seating fixtures and waterfall display pieces. The store interiors feature natural-tone walls, accent trim, furniture and fixtures. Floor coverings are natural wood or soft earth-tone carpeting, and often include colorful murals depicting outdoor scenes, providing an environment that is both aesthetically pleasing and complementary to the product displays. Each style of footwear is displayed by category, such as hiking boots or sandals. Merchandise is typically featured on rock displays or fixtures along the walls of the stores, with product categories indicated by an overhead sign. The eight Track 'n Trail stores located in the Mills malls feature a contemporary "industrial" decor, and utilize industrial equipment throughout as props and fixtures. Track 'n Trail stores average approximately 2,026 square feet in size, of which 40% to 60% is devoted to the sales floor.

OVERLAND TRADING STORE FORMAT

          Overland Trading stores generally feature interiors that are well lighted, open and inviting. Most stores have two display windows in which a representative collection of merchandise is presented. Store furnishings are constructed of high-quality light woods that contrast against the rich, emerald green floor coverings. Management believes that the Overland Trading stores' more traditional environment conveys the high quality of merchandise and service sought by the Overland Trading concept's more mature target consumer. The Overland Trading merchandising approach focuses on the high-quality brands carried. Each major brand is housed as a "collection" in a distinct wall section, which is delineated by architectural elements and by a distinctive, back-lit overhead sign carrying the vendor's logo. For example, men's Timberland footwear is presented as a collection within a defined wall section, with a back-lit Timberland sign overhead. Overland Trading stores have sales floors similar in size to those at Track 'n Trail stores, but the stores acquired by the Company in October 1996 have smaller stockrooms. The Company has incorporated larger stockrooms in the Overland Trading stores opened after the acquisition of Overland in order to minimize missed sales opportunities due to shortages of high-demand products. Overland Trading stores average approximately 1,502 square feet in size, of which 40% to 60% is devoted to the sales floor.

EAGLES NEST STORE FORMAT

          Eagles Nest stores are designed with expansive, all glass storefronts framed in rich slate and warm natural wood design elements. Windows feature mannequins showing the most current sportswear and active wear collections and accessories. Store interiors feature a contemporary outdoor environment created through wall elements that are used to create mountain silhouettes depicting the heritage of the company's Rocky Mountain roots. Vignettes featuring natural wood and slate elements emphasize sportswear, travel and active wear collections throughout the store's interior. Impact brand signing is used to call attention to the collections of premium quality and unique brands carried in the Eagles Nest stores. Eagles Nest stores average approximately 5,480 square feet in size, of which 75% to 85% is devoted to the sales floor. These stores will be closed in the first 120 days of fiscal 2000 as part of a restructuring plan adopted in December 1999.

STORE MANAGEMENT AND COMPENSATION

          The Company's Vice President-Stores, two regional managers and 14 district managers visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and merchandise presentation. Each store has a store manager who is responsible for supervision and overall operations, two to three assistant managers and approximately four to eight sales associates, most of whom work part-time.

          The regional, district and store managers receive fixed salaries and are eligible for incentive bonuses, primarily based on their achievement of the goals stated in the Company's Management by Objective ("MBO") program. The MBO program focuses on reviewing, managing and improving two key objectives: net sales and inventory shrinkage. All field incentive compensation programs are based upon goals within these two key objectives. To support the MBO program, the Company has developed an appraisal system to monitor each store's performance on a monthly and quarterly basis. Each appraisal focuses on a store's performance in a key compliance area such as customer service, visual presentation, store operations or loss prevention, to support performance in the two key MBO objectives. The Company also monitors many other store-level variables from its corporate offices, including payroll costs, refund levels, register variances, telephone bills and similar items.

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

          To develop knowledgeable and responsive sales associates, the Company has devoted significant resources to developing and implementing employee development and incentive programs. All store employees receive extensive training on merchandise features, benefits and technology, as well as customer relations and selling skills. The training program focuses on "six steps" to achieve sales and customer satisfaction: greeting the customer; assessing his or her needs; exceeding customer expectations; overcoming objections; suggestive selling; and closing the sale. In addition to training from the store manager, each employee attends regional product information seminars, receives in-store training through vendor presentations and vendor-supplied videotapes, and is required to complete a formal, written training program. Store managers are also required to complete a 12-week training program, during which they are instructed in the technical aspects of the merchandise, management skills and employee relations. To provide managers with hands-on training, new store and district managers are typically required to work alongside individuals in comparable positions for two to three weeks before they are asked to perform their duties without direct supervision. Managers also attend a minimum of three management training meetings per year. Supplemental product information bulletins are distributed frequently from the Company's corporate offices to educate store managers and sales associates about new products as they are introduced. The Company also employs an independent agency to send unidentified "mystery shoppers" to Company stores, and to report on the service provided to these shoppers by store personnel. The Company also monitors the level of customer service on an ongoing basis through various initiatives, such as telephone surveys.

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

        The Company operated 199 stores in 35 states as of December 25, 1999, as set forth in the following table:

TRACK 'N TRAIL STORES

                                                     CURRENT                                                       CURRENT
STATE                                                 STORES     STATE                                              STORES
-----                                                 ------     -----                                              ------
Alabama.....................                              1      Michigan....................                           10
Alaska .....................                              2      Minnesota ..................                            4
Arkansas....................                              1      Missouri ...................                            1
California..................                             25      North Carolina .............                            3
Colorado....................                              5      Nebraska ...................                            1
Connecticut.................                              4      Nevada......................                            1
Florida  ...................                              6      New Hampshire...............                            3
Georgia ....................                              5      New York....................                            8
Idaho.......................                              1      Ohio........................                            4
Illinois....................                              9      Oregon......................                            4
Indiana.....................                              5      Pennsylvania................                            3
Iowa .......................                              1      South Carolina .............                            2
Kentucky ...................                              3      Tennessee...................                            2
Louisiana ..................                              1      Texas ......................                            7
Maine.......................                              2      Virginia....................                            4
Maryland....................                              1      Washington..................                            7
Massachusetts...............                              4      Wisconsin...................                            4





OVERLAND TRADING STORES
                                                   CURRENT                                                        CURRENT
STATE                                               STORES       STATE                                             STORES
-----                                               ------       -----                                             ------
California  ................                             2       New Jersey..................                           4
Connecticut ................                             3       New York....................                           9
Florida ....................                             3       Ohio........................                           5
Georgia ....................                             2       Pennsylvania..............                             2
Kentucky ...................                             1       Tennessee  .................                           4
Massachusetts ..............                             8       Virginia ...................                           4
Michigan ...................                             1

EAGLES NEST STORES
                                                   CURRENT                                                        CURRENT
STATE                                               STORES       STATE                                             STORES
-----                                               ------       -----                                             ------
Colorado ...................                             4       Nevada  ....................                           1
Michigan....................                             1       Virginia ...................                           1

          In connection with the restructuring plan adopted in December 1999, the Company expects to close approximately 42 stores in the first 120 days of fiscal 2000. The Company leases all of its store space. Initial lease terms of the Company's stores generally range from eight to ten years in duration without renewal options, ten-year leases being the most common. The leases generally provide for a fixed minimum rental plus a percentage of store sales in excess of a specified amount.

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

DISTRIBUTION

          The Company believes that strong distribution support for its stores is a critical element in its strategy to maintain a low cost operating structure and to expand in the future. In order to support the needs of a growing store base, the Company relocated its central distribution center in fiscal 1998 to a larger facility located in West Sacramento, California, approximately 30 miles from the previous location in El Dorado Hills, California. The facility contains approximately 50,000 square feet of storage space that the Company believes will provide distribution support for up to 500 stores.

          The Company receives approximately 85% of its merchandise at its central distribution center in West Sacramento, California. Other merchandise is drop-shipped from vendors directly to individual stores. The Overland Trading stores currently receive a higher proportion of drop-shipped merchandise than the Track 'n Trail stores. Virtually all of the merchandise for the Eagles Nest stores was drop-shipped.

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

          Upon receipt at the central distribution center, merchandise is inspected, recorded in the Company's management information system, allocated to stores by the system's automatic replenishment function, processed and repackaged for distribution. Merchandise is typically shipped via common carrier from the central distribution center to the various stores once a week, or more often as needed during peak seasonal periods.

MANAGEMENT INFORMATION SYSTEMS

          The Company has a computerized management information system that includes a network of terminals at the corporate offices to support management decision making, along with PC-based POS computers at the stores that are connected via modem to the computers at the corporate offices. Each store's POS system accumulates detailed sales transaction data that is polled by the Company's main system nightly and reviewed by management each day. The system's perpetual inventory feature enables the Company's buyers to review and analyze daily the inventory levels at each individual store by department, class and SKU in order to replenish fast-selling items on a timely basis. The system also includes an automated replenishment system for core products that orders replacement stock of such products based on factors such as current sales trends or store inventory levels. The minimal inventory that is maintained at the Company's central distribution center is also managed through daily inventory management reports. In January 1999, the Company upgraded the computer hardware at its corporate offices to accommodate its current and presently anticipated growth.

COMPETITION

          The business in which the Company is engaged is highly competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear and apparel stores and traditional shoe and apparel stores. Some of these stores are owned or franchised by major suppliers of the Company. Many of the stores with which the Company competes are units of large national and regional chains that have substantially greater financial and other resources than the Company. To a lesser extent, the Company competes with mail order and e-commerce retailers. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a store.

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

EMPLOYEES

          As of December 25, 1999, the Company had approximately 1,100 full-time employees and 880 part-time employees, none of whom is represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. The Company considers its relationship with its employees to be good and has not experienced any interruptions of operations due to labor disagreements.

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

RISKS ASSOCIATED WITH EXPANSION

          The Company's continued growth will depend largely upon the Company's ability to open or acquire new stores in a timely manner and to operate them profitably. The Company opened 18 stores in fiscal 1999 and 47 stores (including the five Eagles Nest stores acquired in August 1998) in fiscal 1998. The Company plans on closing 42 marginal or unprofitable stores and one store located in a temporary location in fiscal 2000 (including all the Eagles Nest stores) and plans on scaling back store openings in 2000 until sustained comparable store gains are achieved. Thus, the Company presently anticipates opening four stores in fiscal 2000. The success of the Company's future expansion efforts will depend on many factors, including the Company's ability to secure suitable store sites on satisfactory leasing terms and to complete any necessary construction or refurbishment of these sites, the hiring, training and retention of qualified managers and other personnel and the successful integration of new stores into existing operations. No assurance can be given that the Company will be able to expand as planned, that new stores will provide a positive contribution to the Company's operating results, or that the Company will be able to manage any future growth successfully. Because the Company's business is highly seasonal, any delays in store openings past peak selling periods could significantly reduce the new stores' near-term contribution to total net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RISKS ASSOCIATED WITH IMPLEMENTING RESTRUCTURING PLAN

          During fiscal 1999, the Company adopted a restructuring plan to close 42 marginal or unprofitable stores (including all seven Eagles Nest stores) and a regional office facility. However, the Company's ability to close stores as scheduled is subject to a number of factors, including its ability to negotiate favorable lease termination provisions, dispose of inventory, and handle employee matters on a timely basis. The Company's inability to implement planned closures on schedule or at the expected costs could have an adverse effect on its operating results. Additionally, the closing of the 42 stores could have an adverse effect on the Company's ability to obtain new store locations in the future. In addition, the Company continually evaluates store profitability, and there can be no assurance that the number of future store closings will not change.

NASDAQ STOCK MARKET LISTING

          The Company's common stock is currently included in the Nasdaq Stock Market and designated as a Nasdaq National Market security. In order for the common stock to continue to be designated as a Nasdaq National Market security and included in the Nasdaq Stock Market, the Company and its common stock must meet certain quantitative maintenance criteria which include, among other things, requirements that (1) the Company maintain $4,000,000 in total assets, (2) the bid price of the common stock be at least $1.00, (3) at least 750,000 shares of the common stock be held by persons who are not affiliates of the Company, and (4) the shares held by non-affiliates of the Company have an aggregate market value of at least $5,000,000. In addition, continued inclusion in the Nasdaq Stock Market requires two registered and active market-makers. As of March 20, 2000, the Company had nine registered and active market-makers, and based on the closing bid price of the Company's common stock of $1.125, the aggregate market value of the 3,024,282 shares held by non-affiliates was approximately $3,402,317. In November 1999, the Nasdaq Stock Market notified the Company that its common stock would be delisted effective February 17, 2000, if the Company's common stock did not achieve compliance with the maintenance criteria established for Nasdaq National Market securities. The Company appealed the Nasdaq Stock Market's determination and a hearing was held on March 9, 2000. The Company expects to receive the results of the hearing on or about March 28, 2000, at which time the Company's common stock could be delisted from the Nasdaq Stock Market, and trading, if any, in the Company's common stock would thereafter be conducted in the Nasdaq SmallCap Market (if eligible) or the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock.

DEPENDENCE ON MAJOR SUPPLIERS

          The Company's business depends to a significant degree upon its ability to obtain timely and plentiful shipments of brand name merchandise at competitive prices. In fiscal 1999, the Company's ten largest suppliers accounted for approximately 66.6% of its net sales. The extent to which the Company is dependent upon any particular supplier varies from season to season. The Company does not have any long-term supply agreements or other contractual assurances of continued supply, pricing or access to new products. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable trade terms than the Company currently enjoys. The Company has occasionally received allocations of merchandise from vendors, particularly merchandise in high demand by many footwear retailers, that are insufficient to meet the Company's desired inventory levels of such merchandise. There can be no assurance that the Company will receive its desired levels of such merchandise in the future. The Company's business is also affected by its suppliers' ability to manufacture and deliver merchandise in a timely and cost-effective manner, which depends upon a number of factors beyond the Company's control, including fluctuations in currency exchange rates, trade barriers, and economic, labor and political conditions in the countries in which the Company's vendors have manufacturing operations.

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

SEASONALITY; WEATHER

          The Company's business is highly seasonal. The Company typically incurs losses in the first three months of each fiscal year and recorded a larger loss in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998, due to the fixed operating costs associated with a larger store base during a period of historically low sales. The Company derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. In anticipation of increased net sales activity during these periods, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees. A slowdown in sales during these peak periods will tend to have a particularly pronounced effect on the Company's results of operations. In addition, as a result of this seasonality, the Company's working capital needs are greatest in October and early November, and late in the first quarter of each fiscal year. The Company's net sales are also affected by weather patterns, particularly during the Spring and Fall selling seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

          The retail footwear business is intensely competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear and apparel stores and traditional shoe and apparel stores. Some of these stores are owned or franchised by the Company's footwear suppliers. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater financial and other resources than the Company. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a presence. To a lesser extent, the Company also competes with mail order and e-commerce retailers. A significant change in price, level of promotion or other strategies by the Company's competitors could have a material adverse effect on the Company's results of operations. See "Business--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

RISKS ASSOCIATED WITH YEAR 2000

          The Company did not experience any significant operating problems associated with the transition of its information systems to the Year 2000. However, although it is past January 1, 2000, no assurance can be given that the Company and its suppliers and customers have not been affected in a manner that is not yet apparent. As a result, the Company expects to continue to monitor its Year 2000 compliance and the compliance of its suppliers and customers.

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

CONTROL BY CERTAIN STOCKHOLDERS

          David L. Suechting, Jr., the Company's Chairman of the Board, President and Chief Executive Officer, Barbara Suechting, a director of the Company, and Deborah Landgrebe (the "Pre-Offering Stockholders") in the aggregate own beneficially approximately 57% of the Company's outstanding shares of Common Stock. As a result, the Pre-Offering Stockholders, acting together, are able to control all matters requiring approval by the stockholders of the Company, including the election of the Board of Directors.


FUTURE CAPITAL NEEDS

          The Company expects that anticipated cash flow from operations and anticipated borrowings under its credit facility will satisfy its cash requirements through fiscal 2000. To the extent that the foregoing cash resources are insufficient to fund the Company's activities, including new store openings planned for 2000, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and operating results. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

DEPENDENCE ON KEY PERSONNEL

          The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any key man life insurance. The Company's recent growth has resulted in an increase in responsibilities for management personnel. The Company's ability to manage growth effectively will require it to continue to train, motivate and manage its employees, and to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

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

ITEM 2. PROPERTIES

          The Company has a lease on a single 50,240 square foot distribution center in West Sacramento, California expiring on October 31, 2008. The Company believes that its central distribution facility will support as many as 500 stores, which the Company believes is sufficient to continue to service existing stores and to accommodate anticipated growth. In 1999, the Company extended its current lease on its 16,000 square foot corporate office facility located in El Dorado Hills, California for an additional 10 years. This facility's lease expires on March 31, 2009. The Company also maintains a 5-year lease on a 2,681 square foot office facility in Littleton, Colorado to support the sales operations and merchandising management team for the Eagles Nest stores. This lease expires on October 31, 2001. As part of the restructuring plan, the Company vacated this facility in January 2000 and is currently negotiating lease exit terms with the landlord.

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



PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

          The Company's initial public offering of its common stock (the "Offering") occurred in October 1997. The Company's common stock is listed on the Nasdaq National Market under the symbol "TKTL". The following table sets forth, for the quarterly periods indicated, the high and low prices per share of common stock as reported by Nasdaq:

                           FISCAL 1999                     FISCAL 1998
                           -----------                     -----------

                        HIGH         LOW                HIGH              LOW
                        ----         ---                ----              ---
   1st Quarter        $ 3.25       $ 1.75              $9.00            $ 4.75
   2nd Quarter          2.63         1.75               9.13              4.38

   3rd Quarter          4.00         1.63               5.44              3.50
   4th Quarter          2.00         0.94               3.63              1.88

          As of February 22, 2000 there were 72 holders of record of the Company's common stock.

          The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current line of credit prohibits the payment of cash dividends on its capital stock without the bank's consent.


ITEM 6. SELECTED FINANCIAL DATA

          The balance sheet and statement of operations data as of December 25, 1999 and December 26, 1998, and for each of the three fiscal years in the period ended December 25, 1999, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. The balance sheet and statement of operations data as of December 27, 1997, December 28, 1996 and December 30, 1995, and for each of the two fiscal years in the period ended December 28, 1996 are derived from audited consolidated financial statements of the Company which are not included herein. The information for all periods set forth below under the captions "Pro Forma Statement of Operations Data" and "Selected Store Operating Data" is derived from unaudited data. The data set forth below are qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                                                                                  Fiscal Year Ended
                                                             1999        1998            1997           1996         1995
                                                            ------      ------          ------         ------       ------
                                           (Dollars in thousands, except per share, per square foot and number of stores data)

STATEMENT OF OPERATIONS DATA:
Net Sales...........................................     $ 114,758      $ 99,851       $ 91,834       $ 66,233      $ 50,691
Cost of sales.......................................        64,896        53,615         47,677         34,062        26,192
                                                        ----------     ---------      ---------      ---------     ---------

Gross profit .......................................        49,862        46,236         44,157         32,171        24,499
                                                        ----------     ---------      ---------      ---------     ---------
Selling and marketing expense.......................        46,034        37,186         30,780         21,060        16,852
Administrative and distribution.....................         9,741         7,741          6,840          5,508         4,826
Restructuring and impairment........................         8,994           122             --             --            --
                                                        ----------     ---------      ---------      ---------     ---------

Operating income (loss).............................       (14,907)        1,187          6,537          5,603         2,821
Interest expense....................................         1,226           369          1,260            670           435
Other expense (income)..............................           174            51            (21)           (24)          (41)
                                                        ----------     ---------      ---------      ---------     ---------

Income (loss) before income taxes and
    minority interest...............................       (16,307)          767          5,298          4,957         2,427
Income tax provision (benefit)......................        (5,187)          371            118            488            41
Minority interest ..................................            --            --             --            105            --
                                                        ----------     ---------      ---------      ---------     ---------

Net income (loss) ..................................     $ (11,120)     $    396       $  5,180       $  4,364      $  2,386
                                                        ==========     =========      =========      =========     =========

Historical earnings(loss) per share (1):
   Basic............................................     $   (1.62)     $    .06       $   1.10       $   1.06      $   0.58
                                                        ==========     =========      =========      =========     =========
   Diluted..........................................     $   (1.62)     $    .06       $   1.03       $   1.04      $   0.58
                                                        ==========     =========      =========      =========     =========
Weighted average shares outstanding:
   Basic............................................         6,881         6,847          4,700          4,108         4,108
                                                       ===========     =========       ========      =========     =========
   Diluted..........................................         6,881         7,154          5,027          4,202         4,108
                                                       ===========     =========       ========      =========     =========


PRO FORMA STATEMENT OF OPERATIONS DATA (2):
Historical income before income taxes
     and minority interest..........................                                   $  5,298       $  4,957      $  2,427
Pro forma income tax expense (2) ...................                                      2,119          1,983           971
Minority interest...................................                                         --            105            --
                                                                                       --------      ---------     ---------

Pro forma net income................................                                   $  3,179       $  2,869      $  1,456
                                                                                       ========      =========     =========

Pro forma earnings per share (1):
  Basic.............................................                                   $   0.68       $   0.70
                                                                                       ========      =========
  Diluted...........................................                                   $   0.58       $   0.57
                                                                                       ========      =========
Weighted average shares outstanding:
   Basic............................................                                      4,700          4,108
                                                                                       ========      =========
   Diluted..........................................                                      5,448          5,030
                                                                                       ========      =========



SELECTED STORE OPERATING DATA:
Store contribution(3)...............................     $  3,828       $   9,050      $ 13,377       $ 11,111      $  7,647
Number of stores:
     Opened or acquired during period ..............           18              47(4)         22             51(5)         12
     Closed during period ..........................           11               5             0              5             4
     Open at end of period..........................          199(6)          192           150            128            82
 Total weighted average square feet(7)..............      377,006         306,737       236,095        168,966       144,612
Weighted average net sales per square foot..........     $    304       $     326      $    389       $    392      $    351
Average square feet per store.......................        2,021           1,937         1,780          1,744         1,873
Increase(decrease) in comparable stores net sales(8)          2.5%           (9.1)%         0.6%           3.1%         (1.4)%





                                                                                      AS OF
                                                 DECEMBER 25,     DECEMBER 26,     DECEMBER 27,     DECEMBER 28,     DECEMBER 30,
                                                    1999             1998              1997            1996              1995
                                                --------------   --------------   --------------   --------------   --------------
                                                                              (Dollars in thousands)
BALANCE SHEET DATA:
Working capital............................      $   7,122        $  25,116        $  21,896        $   9,430        $   6,710
Total assets...............................         60,185           61,279           44,133           31,858           17,050
Total debt.................................         15,539           11,510              236           10,765            2,734
Stockholders' equity.......................         21,550           32,538           32,082           10,646            7,648



(1) Shares outstanding include approximately 307,000, 327,000 and 94,000 shares issuable upon exercise of stock options outstanding at December 26, 1998, December 27, 1997 and December 28, 1996, respectively, after applying the treasury stock method. In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and the tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Company's initial public offering in October 1997 (the "Offering") and market prices thereafter. Distribution shares of approximately 421,000 included in pro forma diluted earnings per share for fiscal 1997 represents the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares of approximately 828,000 included in pro forma diluted earnings per share for fiscal 1996 represent the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 through the Offering over fiscal 1996 earnings. All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included.

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

(3) Store contribution refers to gross profit after deducting selling and marketing expenses. Store contribution is presented to provide additional information about the Company and is commonly used as a performance measurement by retail companies. Store contribution should not be considered in isolation or as a substitute for operating income, cash flow from operating activities and other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of the Company's profitability or liquidity.

(4)  On August 26, 1998, the Company acquired five Eagles Nest stores.

(5)  On October 25, 1996, the Company acquired 33 Overland Trading stores.

(6) Stores open at the end of fiscal 1999 consist of 144 Track 'n Trail stores, 48 Overland Trading stores and seven Eagles Nest stores.

(7)  Weighted to reflect store openings and closings during each period.

(8) Comparable store net sales include only those stores that were open both for the full fiscal period and for the full prior fiscal period.







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

          The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. On August 26, 1998, the Company acquired the outstanding common stock of Nevin's Eagles Nest, Inc. ("Eagles Nest") for $1.5 million in cash. Eagles Nest is a mall-based retailer primarily of premium branded outdoor apparel and operates seven stores in four states. As is common in the apparel industry, Eagles Nest margins are lower than those that the Company currently experiences in its footwear business.

          During fiscal 1999, the Company adopted a formal restructuring plan which includes provisions to close of all the Eagles Nest locations, 31 Track 'n Trail stores and four Overland Trading stores (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring Expense/Asset Impairment Charge"). As of December 25, 1999, the Company operated 144 Track 'n Trail stores, 48 Overland Trading stores and seven Eagles Nest stores in 35 states.

          Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales increased 2.5% in fiscal 1999, excluding the acquired Eagles Nest stores. Had the Eagles Nest stores acquired by the Company on August 26, 1998 been included in the Company's comparable store net sales comparison since the acquisition, comparable store net sales would have increased by 2.1% in fiscal 1999.

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

RESULTS OF OPERATIONS

          The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                          Fiscal

                                              1999         1998          1997
                                            --------     --------      -------
Net sales ...........................        100.0%       100.0%       100.0%
Cost of sales........................         56.6         53.7         51.9
                                            --------     --------      -------

Gross profit.........................         43.4         46.3         48.1
Selling and marketing expenses.......         40.1         37.2         33.5
                                            --------     --------      -------

Store contribution (1) ..............          3.3          9.1         14.6
Administrative and distribution
     expenses .......................          8.5          7.8          7.5
Restructuring and impairment.........          7.8          0.1           --
                                            --------     --------      -------

Operating income(loss)  .............        (13.0)         1.2          7.1
Interest expense.....................          1.1          0.4          1.4
Other (income) expense ..............          0.1          0.0         (0.1)
                                            --------     --------      -------

Income (loss) before income taxes ...        (14.2)         0.8          5.8
Income tax provision (benefit) (2) ..         (4.5)         0.4          2.3
                                            --------     --------      -------

Net income(loss) (2) ................                       0.4%         3.5%
                                            ========     ========      =======

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

(2) For 1997, reflects an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track 'n Trail-California been taxed as a C corporation. From June 28, 1992, through the Termination Date, Track 'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes.


RESTRUCTURING EXPENSE/ASSET IMPAIRMENT CHARGE

          During fiscal 1999, declining operating results of certain of the Company's stores led to the adoption of a restructuring plan. Under the restructuring plan, the Company intends to close stores during the first 120 days of fiscal 2000 consisting of 31 Track 'n Trail stores, four Overland Trading stores and all seven Eagles Nest stores along with the regional office in Colorado. The decision to close the stores and the regional office was based on store performance combined with market economic factors and projected future cash flows. During fiscal 1999, in connection with the restructuring plan, the Company recorded charges to operations for restructuring costs, asset impairments and inventory reserves of $12.8 million. The charge included $9.0 million of restructuring costs and asset impairments, including (1) a write-down of leasehold improvements of $2.7 million, (2) lease termination and other related costs of $4.4 million, (3) impairment of goodwill of $1.8 million, representing the unamortized goodwill in connection with the Company's acquisition of Eagles Nest and (4) accrual of employee severance payments of $82,000 to 12 administrative employees. Approximately 291 store employees were terminated without severance. Additionally, the Company recorded charges of $3.8 million in cost of sales to reduce inventory to its net realizable value in the 42 stores scheduled for closure. The net cash impact of this plan in fiscal 2000 is expected to be minimal, as cash restructuring costs will likely be offset by inventory reduction and operating loss reduction associated with the store closings.

          The Company commenced the restructure plan in late December 1999 and anticipates to substantially complete the plan by the second quarter of fiscal 2000. Accruals for restructuring costs and asset impairments were made in December 1999 when the restructuring plan was approved by the Company's Board of Directors. See Note 4 of Notes to Consoldiated Financial Statements for further information regarding the Company's restructuring and impairment charge.

          In addition to the restructure and asset impairment charges incurred during fiscal 1999, the Company incurred $493,000 in severance and related expenses in connection with management changes.


FISCAL 1999 COMPARED TO FISCAL 1998

          NET SALES

          Net sales increased to $114.8 million in fiscal 1999, an increase of $14.9 million, or 14.9%, over fiscal 1998 net sales of $99.9 million. The 18 stores opened by the Company in fiscal 1999 generated $3.2 million in net sales. The 37 Track 'n Trail and Overland Trading stores (net of closures) opened in fiscal 1998 were responsible for $10.3 million more in net sales in fiscal 1999 than in fiscal 1998 and the five Eagles Nest stores acquired in fiscal 1998 contributed $3.2 million more in net sales in fiscal 1999 than in fiscal 1998. In addition, comparable store net sales increased $2.0 million, or 2.5% for fiscal 1999. These additions to net sales were partially offset by approximately $3.3 million, relative to fiscal 1998, in net sales attributable to the closing of 11 stores during fiscal 1999 and a $454,000 decrease, relative to fiscal 1998, in net sales attributable to the remodeling of two stores in fiscal 1999. The increase in comparable store net sales is primarily due to a successful summer sandal season as well as to a less competitive market than experienced during 1998 as a result of competitor store closures.

          GROSS PROFIT

          Gross profit was $49.9 million for fiscal 1999, an increase of $3.6 million, or 7.8%, over the gross profit for fiscal 1998. The increase in gross profit is due to a reduction in markdowns taken in 1999 from markdowns taken in 1998 in response to competitor discounting. This increase was offset by a $3.8 million decrease due to the writedown of the inventory in the 42 stores scheduled for closure in fiscal 2000 under the restructuring plan to its net realizable value. Gross profit as a percentage of net sales decreased to 43.4% for fiscal 1999 from 46.3% in fiscal 1998. The decrease in gross profit as a percentage of sales is primarily attributable to the Eagles Nest stores, which generally carry lower margin merchandise, and the writedown of the inventory in the 42 stores scheduled for closure to its net realizable value. Excluding these two factors, gross profit as a percentage of sales would have been 47.6% in fiscal 1999, an increase of 1.3% over the gross profit of fiscal 1999.

          SELLING AND MARKETING EXPENSES

          Selling and marketing expenses were $46.0 million for fiscal 1999, an increase of $8.8 million, or 23.8%, over the $37.2 million in selling and marketing expenses for fiscal 1998. Approximately $2.6 million, or 29.6%, of this increase is attributable to the Eagles Nest stores. The remaining increase is primarily attributable to operating costs related to the 37 Track 'n Trail and Overland Trading Co. stores (net closures) opened in fiscal 1998 that were in operations for all of fiscal 1999 and the five additional Track 'n Trail and Overland Trading Co. stores (net closures) opened in fiscal 1999. As a percentage of net sales, selling and marketing expenses increased to 40.1% in fiscal 1999 from 37.2% in fiscal 1998, primarily as a result of fixed operating costs attributable to a larger base of new stores and increased selling and marketing expenses required in connection with the assimilation of the Eagles Nest store operations.

          ADMINISTRATIVE AND DISTRIBUTION EXPENSES

          Administrative and distribution expenses were $9.7 million for fiscal 1999, an increase of $2.0 million, or 25.8%, over $7.7 million in administrative and distribution expenses for fiscal 1998. Approximately $480,000 of the increase in administrative and distribution expenses is attributable to the Eagles Nest acquisition in August 1998, and $493,000 of the increase is attributable to severance and related expenses associated with changes in management. The remaining increase is primarily attributable to the increases in personnel and related expenses associated with the Company's expansion. As a percentage of net sales, administrative and distribution expenses increased to 8.5% in fiscal 1999 from 7.8% in fiscal 1998, primarily as a result of costs associated with changes in management.

          INTEREST EXPENSE

          Interest expense increased to $1.2 million, or 1.1% of net sales, for fiscal 1999, from $369,000, or 0.4% of net sales in fiscal 1998. Interest expense attributable to debt incurred in connection with the Eagles Nest acquisition was $399,000, or 32.6% of total interest expense for fiscal 1999. The remaining increase in interest expense is attributable to an increase of the outstanding principal balance of the Company's credit facility due to the expansion of the Company's store base.

          INCOME TAX PROVISION (BENEFIT)

          The Company's effective tax rate for fiscal 1999 and 1998 was 31.8% and 48.4%, respectively. The variation in the effective rate for the tax benefit in fiscal 1999 and the tax provision in fiscal 1998 is primarily attributable to the effect of nondeductible goodwill and other permanent differences and the recording of a valuation allowance of $500,000 against state deferred tax assets in fiscal 1999.

          NET LOSS

          The Company incurred a net loss of $11.1 million in fiscal 1999 compared to recording a net income of $396,000 in fiscal 1998.

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




QUARTERLY RESULTS OF OPERATIONS

          The Company typically incurs losses in the first quarter, and derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. The table below sets forth quarterly operating data of the Company, including such data as a percentage of net sales for fiscal 1999 and fiscal 1998. This quarterly information is unaudited, but in management's opinion reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Fiscal 1999                                     Fiscal 1998
                                       -------------------------------------------    ------------------------------------------
                                         FIRST      SECOND      THIRD     FOURTH         FIRST     SECOND      THIRD      FOURTH
                                        QUARTER    QUARTER     QUARTER    QUARTER       QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   ---------   ---------  ---------      ---------  ---------  ---------  ---------

                                                                  (In thousands, except per share data)
Net sales ...........................   $23,324   $ 28,272   $ 29,671   $  33,491      $ 18,908   $ 22,311   $ 25,662   $ 32,970
Cost of sales........................    12,621     14,529     15,906      21,840        10,065     11,385     13,927     18,238
                                       --------   ---------  ---------  ----------    ----------  --------  ---------  --------

Gross profit.........................    10,703     13,743     13,765      11,651         8,843     10,926     11,735     14,732
Selling and marketing expenses.......    10,861     11,009     11,709      12,455         8,239      8,523      9,511     10,913
                                       --------   ---------  ---------  ----------    ----------  --------  ---------  ---------

Store contribution(1)................      (158)     2,734      2,056        (804)          604      2,403      2,224      3,819
Administrative and distribution
     expenses........................     2,405      2,299      2,090       2,947         2,007      1,908      1,945      1,881
Restructuring and impairment.........         -         -          -        8,994             -          -          -        122
                                       ---------  ---------  ---------  ----------    ----------  --------  ---------  ---------

Operating income (loss)..............  $ (2,563)  $    435    $   (34)  $ (12,745)     $ (1,403)  $    495   $    279   $  1,816

Interest expense.....................       248        310        317         351             5         46         89        229
Other expense (income)...............         4         47         66          57             5          4         29         13
                                       ---------  ---------  ---------  ----------    ----------  --------  ---------  ---------

Income (loss) before income taxes ...  $ (2,815)  $     78    $  (417)  $ (13,153)     $ (1,413)  $    445   $    161   $  1,574
Income tax provision (benefit).......    (1,224)        33         92      (4,088)         (565)       178         64        694
                                       ---------  ---------  ---------  ----------    ----------  --------  ---------  ---------
Net income (loss)....................    (1,591)        45       (509)     (9,065)         (848)       267         97        880
                                       =========  =========  =========  ==========    ==========  ========  =========  =========
Earnings (loss) per share:
     Basic...........................  $  (0.23)  $   0.01    $ (0.07)  $   (1.31)     $  (0.12)  $   0.04   $   0.01   $   0.13
                                       =========  =========  =========  ==========    ==========  ========  =========  =========
     Diluted.........................  $  (0.23)  $   0.01    $ (0.07)  $   (1.31)     $  (0.12)  $   0.04   $   0.01   $   0.12
                                       =========  =========  =========  ==========    ==========  ========  =========  =========
Weighted average shares outstanding:
     Basic...........................     6,864      6,866      6,889       6,903        6,842       6,843      6,851      6,852
                                       =========  =========  =========  ==========    ==========  ========  =========  =========
     Diluted.........................     6,864      7,091      6,889       6,903        6,842       7,256      7,070      7,074
                                       =========  =========  =========  ==========    ==========  ========  =========  =========


                                                                        As a percentage of net sales
Net sales............................     100.0%     100.0%     100.0%      100.0%       100.0%      100.0%     100.0%     100.0%
Cost of sales........................      54.1       51.4       53.6        65.2         53.2        51.0       54.3       55.3
                                         --------   --------   --------    --------    ----------   --------  --------   --------

Gross profit.........................      45.9       48.6       46.4        34.8         46.8        49.0       45.7       44.7
Selling and marketing expenses.......      46.6       39.0       39.5        37.2         43.6        38.2       37.0       33.1
                                         --------   --------   --------    --------    ----------   --------  --------   --------

Store contribution(1)................      (0.7)       9.6        6.9        (2.4)         3.2        10.8        8.7       11.6
Administrative and distribution
     expenses........................      10.3        8.1        7.0         8.8         10.6         8.6        7.6        5.7
Restructuring and impairment.........       0.0        0.0        0.0        26.9          0.0         0.0        0.0        0.4
                                        ---------   --------   --------    --------    ----------   --------  --------   --------

Operating income (loss)..............     (11.0)       1.5       (0.1)      (38.1)        (7.4)        2.2        1.1        5.5
Interest expense.....................       1.1        1.1        1.1         1.0          0.1         0.2        0.4        0.7
Other expense (income)...............       0.0        0.1        0.2         0.2          0.0         0.0        0.1        0.0
                                         --------   --------   --------    --------    ----------   --------  --------   --------

Income (loss) before income taxes....     (12.1)       0.3       (1.4)      (39.3)        (7.5)        2.0        0.6        4.8
Income tax provision (benefit).......      (5.3)       0.1        0.3       (12.2)        (3.0)        0.8        0.2        2.1

Net income (loss)....................      (6.8)%      0.2%      (1.7)%     (27.1)%       (4.5)%       1.2%       0.4%       2.7%
                                         ========   ========   ========    ========    ==========   ========  ========   ========


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

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores, remodeling of existing stores and the implementation of its restructuring plan. In fiscal 1998, the Company also used funds for the acquisition of Eagles Nest and the relocation of its distribution facility from El Dorado Hills, California to West Sacramento, California. In connection with the acquisition of Eagles Nest, the Company paid off the Eagles Nest line of credit and other debt of approximately $1.4 million.

          Net cash provided by operating activities for fiscal 1999 was $645,000. Net cash used for operating activities for fiscal 1998 and 1997 was, $3.3 million, and $1.3 million , respectively. Net cash used for/provided by operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory and accounts payable resulting from growth. Inventories at the end of fiscal 1999 were $34.1 million compared to $37.0 million at the end of fiscal 1998, a decrease of $2.9 million. The decrease in inventory is primarily due to the $3.8 million writedown of inventory in the 42 stores scheduled for closure, offset by an increase in inventory related to the opening of seven stores (net of closures) during fiscal 1999. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas.

          The Company had $7.1 million in working capital at the end of fiscal 1999 compared to $25.1 million at the end of fiscal 1998, a decrease of $18.0 million. The decrease in working capital is primarily attributable to the October 1999 amendment to the revolving line of credit agreement whereby the Company forfeited its right to convert up to $10.0 million of the line of credit to term debt amortizing over a five year period. The Company's working capital needs are somewhat seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the Spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season, and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first quarter inventory levels, typically reduce working capital needs in the first quarter.

          Capital expenditures excluding the cost of acquisitions were $2.8 million, $6.4 million and $2.3 million in fiscal 1999, 1998, and 1997, respectively. Capital expenditures for fiscal 1999 were primarily for the build-out of 18 new stores, the build-out of two stores opened in 1998, the remodeling of two stores, software and hardware upgrades, and furniture and fixtures for the Company's new distribution center.

          During fiscal 2000, the Company plans to open approximately four new stores and remodel eight existing stores. The Company estimates that total capital expenditures in fiscal 2000 will be approximately $1.5 million.

          The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed seven stores in the first quarter of 1999 and closed four additional stores in the third quarter. The Company anticipates closing 43 stores in fiscal 2000, 42 stores as part of the restructuring plan and one store currently in a temporary location.

          Financing activities provided cash of $3.4 million, $10.5 million and $5.0 million in fiscal 1999, 1998 and 1997, respectively. Net cash provided by financing activities in fiscal 1999 was primarily attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements, costs associated with the restructure and the severance and related costs associated with the changes in management. Net cash provided in fiscal 1998 was primarily attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements and the acquisition of Eagles Nest. Cash was also used from financing activities for the early retirement of long-term debt. In fiscal 1997 the Company consummated its initial public offering which generated $25 million in net proceeds. The proceeds were utilized to repay all indebtedness then outstanding under the Company's revolving credit facility ($10.2 million) and other debt totaling $7.5 million, and to make a $6.4 million distribution to the Pre-Offering Stockholders.

          In October 1999 the Company obtained an amendment ("Amendment") to its revolving line of credit ("Revolving Line"). The Amendment increased the Revolving Line to $25.0 million, including up to $1.5 million in letters of credit and limited borrowings and letters of credit to a percentage of eligible inventory. The amended Revolving Line is due October 2, 2000. The terms of the Amendment terminated the Company's previous right to convert up to $10.0 million of the Revolving Line to term debt amortizing over a five year period.

          The Company's Revolving Line bears interest at the option of the Company at either the bank's reference rate or the London Inter-Bank Offered Rate plus 2%, and is collateralized by all of the Company's assets. The Revolving Line requires the Company to meet certain financial covenatnts including minimum earnings before income taxes, depreciation and amortization (EDITDA), and limits on dividends and acquistions of capital assets. Such covenants were amended as part of the October 1999 Amendment. In January 2000, the Company obtained a waiver and amendment to the Revolving line to bring the Company into compliance with such covenants. As of December 25, 1999, $15.5 million was outstanding under the Revloving Line.

          In March 2000, the Company obtained a firm commitment letter for a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25 million, which will replace its Revolving Line. Upon closing, the New Revolver will bear variable interest and will be collateralized by all of the Company's assets. Borrowings under the New Revolver will be limited to specified percentages of eligible inventory and accounts receivable. The New Revolver will prohibit the Company from paying dividends without the bank's consent and will limit the Company's capital expenditures. In addition, the New Revolver will require the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios. The Company expects to close its New Revolver agreement in April 2000 and plans to use the proceeds from the Revolver to repay all indebtedness under the Company's Revolving Line and to fund the Company's working capital needs.

          Management believes that operating cash flow and borrowing under its credit facility will be sufficient to complete the Company's fiscal 2000 planned store expansions and to satisfy the Company's other capital requirements through fiscal 2000. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any future acquisitions.

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

          To address the Year 2000 issue, the Company developed a Year 2000 plan ("Y2K Plan") with the objective of having all of its information technology ("IT") systems and non-IT systems functioning properly with respect to the Year 2000 by December 31, 1999. The Company identified three areas of focus for its Y2K Plan: corporate headquarters, store sites and "key" third parties (the "Third Parties"). Third Parties include suppliers, vendors and service providers that are deemed to be critical to the Company's business operations. All phases of the Y2K Plan were applied to these three areas.

          All phases of the Y2K Plan were completed as scheduled. To date, the Company has not experienced any Year 2000 problems with respect to its corporate headquarters, store sites, or Third Parties. In addition, the Company has not experienced any loss in revenues due to the Year 2000 problem.

          As of December 25, 1999, the Company had spent a total of approximately $60,000 in connection with addressing the Year 2000 problem and does not anticipate any significant future costs. These costs were largely due to repairing software problems and the replacement of problem systems and equipment. The Company does not separately track the internal costs incurred for the Y2K Plan. Such costs are principally related to the payroll of the Company's Management Information Systems department. The Company's policy is to expense maintenance and modification costs and capitalize hardware and software purchases and upgrades. The Company funded the foregoing from operating cash flow.

          Although unlikely, given that the Company has not experienced any Year 2000 problems to date, there can be no certainty that any future unforeseen Year 2000 problem will not adversely affect the Company's results of operations, liquidity or financial position or adversely affect the Company's relationships with customers, suppliers, vendors or others.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

          INTEREST RATE RISK

          The Company's revolving line of credit exposes earnings to changes in short-term interest rates since the interest rates on the revolving line of credit are variable. If the variable rates on the Company's revolving line of credit were to increase by 1% from the rate at December 25, 1999 and the Company borrowed the maximum amount available under its revolving line of credit ($25.0 million) for all of fiscal 2000, the Company's interest expense would increase, soley as a result of the increase in interest rates, resulting in a $150,000 decrease in net income. The marginal income tax rate of 40.0% was used in this analysis. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. The fair value of the Company's revolving line of credit is not believed to be materially affected by changes in market interest rates.

          FOREIGN EXCHANGE RISK

          The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
Report of independent accountants.                                                                             26

Consolidated balance sheets as of December 25, 1999 and December 26, 1998.                                     27

Consolidated statements of operations for each of the three fiscal years in the period ended
December 25, 1999.                                                                                             28

Consolidated statements of changes in stockholders' equity for each of the three fiscal years
in the period ended December 25, 1999.                                                                         29

Consolidated statements of cash flows for each of the three fiscal years in the period ended
December 25, 1999.                                                                                             30

Notes to financial statements.                                                                                 31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Track 'n Trail and Subsidiaries
El Dorado Hills, California


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Track 'n Trail and its subsidiaries at December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP


Sacramento, California
February 11, 2000, except for the last paragraph of Note 5, as to which the date is March 21, 2000

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------

                                                           DECEMBER 25,         DECEMBER 26,
                                                               1999                 1998
ASSETS
Current assets:
    Cash and cash equivalents                                $  3,069              $  1,808
    Accounts receivable                                         1,898                 2,510
    Income taxes receivable                                     1,710                   130
    Inventories                                                34,099                36,998
    Prepaid expenses                                              662                   432
    Deferred income taxes                                       2,831                   675
                                                       --------------       ---------------
             Total current assets                              44,269                42,553

Fixed assets, net                                               9,513                11,849
Goodwill, net                                                   2,757                 4,852
Deferred income taxes                                           3,646                 2,025
                                                        -------------        --------------
             Total assets                                   $  60,185             $  61,279
                                                        =============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                       $  15,534              $  1,746
    Accounts payable                                           13,772                12,481
    Reserve for store closings and restructuring costs          4,782                     -
    Accrued payroll                                             1,008                   561
    Sales tax payable                                             945                   952
    Income taxes payable                                            -                   687
    Accrued expenses and other liabilities                      1,106                 1,010
                                                      ---------------      ----------------
             Total current liabilities                         37,147                17,437

Deferred rent                                                   1,483                 1,540
Long-term debt, net of current portion                              5                 9,764
                                                       --------------       ---------------
             Total liabilities                                 38,635                28,741
                                                       --------------       ---------------

Commitments and contingencies (Notes 5, 7 and 13)

Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                   -                     -
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 6,959,476 and 6,851,961 shares issued
      and outstanding at December 25, 1999 and
      December 26, 1998, respectively                              70                    69
    Additional paid-in capital                                 25,962                25,831
    Retained earnings (deficit)                                (4,482)                6,638
                                                        ---------------      ----------------
             Total stockholders' equity                        21,550                32,538
                                                        ---------------      ----------------
             Total liabilities and stockholders' equity     $  60,185             $  61,279
                                                        ===============      ================

    The accompanying notes are an integral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                                 FISCAL YEAR ENDED
                                           ----------------------------------------------------------
                                              DECEMBER 25,         DECEMBER 26,          DECEMBER 27,
                                                 1999                  1998                 1997
Net sales                                     $ 114,758             $  99,851            $  91,834
Cost of sales                                    64,896                53,615               47,677
                                              ---------             ---------            ---------
           Gross profit                          49,862                46,236               44,157
                                              ---------             ---------            ---------

Operating expenses:
    Selling and marketing                        46,034                37,186               30,780
    Administrative and distribution               9,741                 7,741                6,840
    Restructuring and impairment                  8,994                   122                    -
                                              ---------             ---------            ---------
           Total operating expenses              64,769                45,049               37,620
                                              ---------             ---------            ---------

           Operating income (loss)              (14,907)                1,187                6,537

Other (income) expenses:

    Interest expense                              1,226                   369                1,260
    Other, net                                      174                    51                  (21)
                                              ---------             ---------            ---------
           Income (loss) before income taxes    (16,307)                  767                5,298

Income tax provision (benefit)                   (5,187)                  371                  118
                                              ---------             ---------            ---------
           Net income (loss)                  $ (11,120)            $     396            $   5,180
                                              =========             =========            =========

Historical earnings (loss) per share:
    Basic                                     $   (1.62)            $    0.06            $    1.10
                                              =========             =========            =========
    Diluted                                   $   (1.62)            $    0.06            $    1.03
                                              =========             =========            =========

Pro forma income data (unaudited):
    Historical income before income
      taxes                                                                              $   5,298
    Pro forma income tax provision                                                           2,119
                                                                                         ---------
           Pro forma net income                                                          $   3,179
                                                                                         =========
    Pro forma earnings per share:
      Basic                                                                              $    0.68
                                                                                         =========
      Diluted                                                                            $    0.58
                                                                                         =========

    The accompanying notes are an integral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------


                                                       COMMON STOCK
                                               -----------------------------     PAID-IN           RETAINED
                                                  NUMBER         AMOUNT          CAPITAL      EARNINGS (DEFICIT)       TOTAL
BALANCE, DECEMBER 28, 1996                        4,107,608         $    41        $    724           $     9,881      $  10,646

    Issuance of common stock upon
      initial public offering, net of
      offering costs of $3,649                    2,727,272              27          24,961                     -         24,988

    Issuance of common stock upon
      exercise of options                             4,931               -              20                     -             20

    Distributions to stockholders                         -               -               -                (8,819)        (8,819)

    Compensation recorded under stock
      option plans                                        -               -              67                     -             67

    Net income                                            -               -               -                 5,180          5,180
                                               -------------  --------------  -------------- --------------------- --------------
BALANCE, DECEMBER 27, 1997                        6,839,811              68          25,772                 6,242         32,082

    Issuance of common stock under the
     employee stock purchase plan                    12,150               1              59                     -             60

    Net income                                            -               -               -                   396            396
                                               -------------  --------------  -------------- --------------------- --------------

BALANCE, DECEMBER 26, 1998                        6,851,961              69          25,831                 6,638         32,538

    Issuance of common stock under the
     employee stock purchase plan                    39,515               -              61                     -             61

    Issuace of common stock upon                     68,000               1              70                     -             71
      exercise of options

    Net loss                                              -               -               -               (11,120)       (11,120)
                                               -------------  --------------  -------------- --------------------- --------------
BALANCE, DECEMBER 25, 1999                        6,959,476         $    70       $  25,962          $     (4,482)     $  21,550
                                               =============  ==============  ============== ===================== ==============

    The accompanying notes are an integral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                                      1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $ (11,120)          $   396           $  5,180
    Adjustments to reconcile to cash provided by
     (used for) operating activities:
      Depreciation and amortization                                    2,683             2,119              1,743
      Loss on disposal of fixed assets                                    61
      Restructuring and impairment                                     8,994               122                  -
      Compensation recorded in connection
       with stock option plans                                             -                 -                 67
      Deferred income taxes                                           (3,777)             (408)            (1,161)
      Cash provided by (used for) changes in
       operating assets and liabilities, net of
       effects of business combinations:
        Accounts receivable                                              611              (961)              (530)
        Income taxes receivable                                       (1,579)             (130)                 -
        Inventories                                                    2,899            (7,946)            (7,984)
        Prepaid expenses                                                (230)             (104)               (99)
        Accounts payable and accrued liabilities                       2,552             3,916                831
        Income taxes payable                                            (687)             (402)               613
        Deferred rent                                                    238                64                 29
                                                              ---------------   ---------------   ----------------
           Cash provided by (used for)
            operating activities                                         645            (3,334)            (1,311)
                                                              ---------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                         (2,842)           (6,365)            (2,306)
    Proceeds from sale of fixed assets                                    22                 -                 27
    Cash paid for business combinations                                    -            (1,401)                 -
                                                              ---------------   ---------------   ----------------
           Cash used for investing activities                         (2,820)           (7,766)            (2,279)
                                                              ---------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank line of credit:
      Borrowings                                                       64,019            48,431             44,819
      Repayments                                                      (59,818)          (37,732)           (45,499)
    Other long-term debt:
      Repayments                                                         (171)             (960)           (10,513)
    Change in book overdraft                                             (726)              726                  -
    Net proceeds from issuance of common stock                             61                60             24,988
    Proceeds from exercise of stock options                                71                 -                 20
    Payment of distributions to stockholders                                -                 -             (8,819)
                                                               ---------------   ---------------   ----------------
        Cash provided by financing activities                           3,436            10,525              4,996
                                                               ---------------   ---------------   ----------------
        Increase (decrease) in cash and cash equivalents                1,261              (575)             1,406
Cash and cash equivalents, beginning of year                            1,808             2,383                977
                                                               ---------------   ---------------   ----------------
Cash and cash equivalents, end of year                               $  3,069          $  1,808           $  2,383
                                                               ===============   ===============   ================

    The accompanying notes are an integral part of the financial statements.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Track n' Trail, a Delaware corporation (Company), is a retailer of footwear, apparel and related accessories. As of December 25, 1999 and December 26, 1998, the Company operated 199 and 192 stores in 35 and 36 states, respectively, under the Track `n Trail, Overland Trading and Eagles Nest names. Each Track `n Trail and Overland Trading store offers a wide range of rugged walking and fashion casual shoes, sandals and boots. Each Eagles Nest store offers premium outdoor apparel and footwear.

     The Company ends its fiscal year on the last Saturday in December. All fiscal years presented include fifty-two weeks.

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

     The Company operates in a single business segment of retailing. The Company acquires its merchandise from a number of manufacturers; however, during the fiscal years ended December 25, 1999 and December 26, 1998, 42.6% and 44.8%, respectively, of the Company's net sales were related to merchandise purchased from three manufacturers.

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

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     During 1997, Track 'n Trail-California declared distributions to its stockholders of substantially all previously undistributed accumulated S corporation earnings remaining at the date of the Reorganization. Of such distributions, $6,400,000 were paid from a portion of the Company's proceeds from the Offering.

     PRINCIPLES OF CONSOLIDATION
     The financial statements include the consolidated accounts of the Company and its three subsidiaries, Track 'n Trail-California, Overland and Nevin's Eagles Nest, Inc. (Eagles Nest). Overland became a 79.0% owned subsidiary on October 25, 1996, and a wholly owned subsidiary effective January 1, 1997, and Eagles Nest became a wholly owned subsidiary on August 26, 1998. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include cash balances and all highly liquid investments with an original maturity of three months or less. Cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit of $100,000 for each account.

     In the ordinary course of business the Company periodically has outstanding checks in excess of its bank balance (book overdraft). The Company had a book overdraft $726,000 at December 26, 1998, which was included in accounts payable.

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

     GOODWILL
     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is being amortized using the straight-line method over 20 years. Accumulated amortization of goodwill at December 25, 1999, amounted to $526,000.

     The Company assesses goodwill for recoverability along with its assessment of store assets for recoverability based on undiscounted cash flow and operating income for each subsidiary having a material goodwill balance. In the event that estimated future undiscounted cash flows of the stores in a subsidiary acquired in a business combination that gave rise to goodwill is less than the carrying amount of those stores and any related goodwill, reductions are made of goodwill and then of the store assets such that the carrying amount does not exceed the fair value of the stores.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     INCOME TAXES
     The Company accounts for income taxes using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. A valuation allowance is established to reduce deferred tax assets when management estimates that it is more likely than not that all, or some portion, of such deferred tax assets would not be realized.

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

     Pro forma net income (unaudited) for 1997 has been computed to include a provision for income taxes at an effective tax rate of 40.0% representing management's estimate of the effective tax rate as if the Reorganization had been in effect and Track 'n Trail-California had been a C corporation for all periods presented.

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

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     RECLASSIFICATIONS
     Certain reclassifications were made to 1998 year amounts to conform with the 1999 presentation.

2.   EARNINGS (LOSS) PER SHARE

     A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (in thousands, except per share information):


                                                      HISTORICAL EARNINGS PER SHARE
                                          ----------------------------------------------------
                                               1999               1998             1997
Income (loss) available to common
 stockholders for basic and diluted
 earnings (loss) per share                $      (11,120)   $           396   $         5,180
                                          ===============   ================  ================
Weighted average shares for basic
 earnings (loss) per share                         6,881              6,847             4,700
Dilutive effect of stock options
 (treasury stock method)                               -                307               327
                                          ---------------   ----------------  ----------------
Weighted average shares for
 diluted earnings (loss) per share                 6,881              7,154             5,027
                                          ===============   ================  ================
Historical earnings (loss) per share:
    Basic                                 $        (1.62)   $          0.06   $          1.10
                                          ===============   ================  ================
    Diluted                               $        (1.62)   $          0.06   $          1.03
                                          ===============   ================  ================

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                 PRO FORMA
                                                                                  EARNINGS
                                                                                 PER SHARE
                                                                                (UNAUDITED)
                                                                                    1997
Income available to common stockholders
 (pro forma net income) for basic and
diluted earnings per share                                                     $        3,179
                                                                               ===============
Weighted average shares for
 basic earnings per share                                                               4,700
Dilutive effect of stock options
 (treasury stock method)                                                                  327
Distribution shares                                                                       421
                                                                               ---------------
Weighted average shares for diluted
 earnings per share                                                                     5,448
                                                                               ===============
Pro forma earnings per share:
    Basic                                                                      $         0.68
                                                                               ===============
    Diluted                                                                    $         0.58
                                                                               ===============


     All warrants and options for fiscal 1999 and all warrants outstanding and certain options with exercise prices in excess of market value for fiscal 1998 and 1997, were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

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

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   FIXED ASSETS

     Fixed assets consist of (in thousands):


                                                                    DECEMBER 25,        DECEMBER 26,
                                                                        1999                1998
Leasehold improvements                                             $       10,241      $       11,814
Furniture, fixtures and equipment                                           5,529               5,736
                                                                   ---------------     ---------------
                                                                           15,770              17,550
Less accumulated depreciation                                              (6,257)             (5,701)
                                                                   ---------------     ---------------
Fixed assets, net                                                  $        9,513      $       11,849
                                                                   ===============     ===============

     Depreciation expense for fiscal years 1999, 1998 and 1997 was $2,421,000, $1,922,000 and $1,579,000, respectively.

4.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During fiscal 1999, declining operating results of certain of the Company's stores led to the adoption of a restructuring plan. Under the restructuring plan, the Company intends to close 42 stores during the first 120 days of fiscal 2000 consisting of 31 Track `n Trail stores, four Overland Trading stores and all seven Eagles Nest stores along with a regional office in Colorado. The decision to close the stores and regional office was based on store performance combined with market economic and projected future cash flows. During fiscal 1999, in connection with the restructuring plan, the Company recorded charges to operations for restructuring costs, asset impairments and inventory reserves of $12,773,000. The charge included $8,994,000 of restructuring costs and asset impairments, including:



Write-down of leasehold improvements in stores to be closed                                  $2,674,000
Impairment of goodwill                                                                        1,833,000
Accrual of lease termination and other related costs                                          4,405,000
Employee severance                                                                               82,000
                                                                                            -----------
      Total                                                                                  $8,994,000
                                                                                            ===========

     A total of 12 administrative employees received severance payments. Additionally, the Company recorded charges of $3,779,000 in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure.

     The Company commenced the restructure in late December 1999 and expects to substantially complete the plan in the second quarter of fiscal 2000. For fiscal 1999, 1998 and 1997, the net sales

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     of the closing stores were $19,849,000, $13,409,000 and $8,438,000, respectively. Store operating results (net sales less cost of sales and store operating costs) for Track `n Trail and Overland Trading Company closing stores, and pre-tax income (loss) for the Eagles Nest stores, before restructuring and impairment and inventory writedowns, were ($3,589,000), ($475,000) and $451,000 for fiscal 1999, 1998 and 1997, respectively. Accruals for restructuring costs and asset impairments were made in December 1999 when the restructuring plan was approved by the Company's Board of Directors.

     A reconciliation of the restructuring reserve and asset impairment charges follows (in thousands):


                                             LEASE
                                          TERMINATION
                                           AND OTHER         LEASEHOLD                        EMPLOYEE
                                          RELATED COSTS      IMPROVEMENTS      GOODWILL      SEVERANCE        TOTAL
Charges in fiscal 1999 for
 restructuring and impairments          $          4,405  $         2,674    $      1,833   $         82   $      8,994
Asset impairments recorded
 in fiscal 1999                                        -           (2,674)         (1,833)             -         (4,507)
Reversal of accrual to recognize
 rents on a straight-line basis                      295                -               -              -            295
                                        ----------------- ----------------   -------------  -------------  -------------
Reserve balance,
 December 25, 1999                      $          4,700  $             -    $          -   $         82   $      4,782
                                        ================= ================   =============  =============  =============

     In addition to the restructure and asset impairment charges, during fiscal 1999 the Company incurred $493,000 in severance and related expenses in connection with management changes.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   LONG-TERM DEBT

     Long-term debt consists of (in thousands):


                                                                              DECEMBER 25,         DECEMBER 26,
                                                                                  1999                 1998
       Revolving line of credit, due 2000                                    $        15,500      $       11,299
       Promissory note, interest at 9.36%, collateralized
           by leasehold improvements, due 2000                                            30                  99
       Payable to sellers of Eagles
           Nest, repaid in 1999                                                            -                 100
       Capital lease, final payment due 2002                                               9                  12
                                                                            ----------------     ---------------
                  Total                                                               15,539              11,510
       Less current portion                                                          (15,534)             (1,746)
                                                                            ----------------     ---------------
       Long-term portion                                                     $             5      $        9,764
                                                                            ================     ===============

     In October 1999, the Company obtained an amendment (Amendment) to its revolving line of credit (Revolving Line). The Amendment increased the Revolving Line to $25.0 million, including up to $1.5 million in letters of credit (of which $189,000 were issued and outstanding at December 25, 1999), and limited borrowings and letters of credit to a percentage of eligible inventory. The amended Revolving Line is due October 2, 2000. The terms of the Amendment terminated the Company's previous right to convert up to $10.0 million of the Revolving Line to term debt amortizing over a five year period.

     Available additional borrowings under the Revolving Line were approximately $1.5 and $6.9 million at December 25, 1999 and December 26, 1998, respectively. Borrowings under the Revolving Line are collateralized by substantially all of the Company's assets.

     The Revolving Line bears interest, at the option of the Company, at either the bank's reference rate (8.50% at December 25, 1999) or LIBOR (6.49% at December 25, 1999), plus 2.0%, payable monthly, plus an annual commitment fee of $46,875. The weighted average interest rates for fiscal years 1999 and 1998, were 8.01% and 7.99%, respectively.

     The Revolving Line requires the Company to meet certain financial covenants including minimum earnings before income taxes, depreciation and amortization (EBITDA), and limits on dividends and acquisitions of capital assets. Such covenants were amended as part of the October 1999 Amendment.

     At December 25, 1999, the Company was not in compliance with certain debt covenants. In January 2000, the Company obtained a waiver and amendment to the Revolving line to bring the Company into compliance with such covenants.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Scheduled maturities of long-term debt at December 25, 1999, are as follows (in thousands):


        2000                                          $        15,534
        2001                                                        4
        2002                                                        1
                                                      ----------------
              Total                                   $        15,539
                                                      ================

     In March 2000, the Company obtained a firm commitment letter for a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25 million. Upon closing, the New Revolver will bear variable interest and will be collateralized by all of the Company's assets. Borrowings under the New Revolver will be limited to specified percentages of eligible inventory and accounts receivable. The New Revolver will prohibit the Company from paying dividends without the bank's consent and will limit the Company's capital expenditures. In addition, the New Revolver will require the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios. The Company expects to close its New Revolver agreement in April 2000 and plans to use the proceeds to repay all indebtedness under the Company's Revolving Line and to fund the Company's working capital needs.

6.   STOCK OPTION AND PURCHASE PLANS

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

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following is a summary of the activity in stock options granted during the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997:


                                                                       INCENTIVE STOCK                  NONQUALIFIED STOCK
                                                                           OPTIONS                           OPTIONS
                                                               -------------------------------   --------------------------------
                                                                                   WEIGHTED                           WEIGHTED
                                                                                   AVERAGE                            AVERAGE
                                                                                   EXERCISE                           EXERCISE
                                                                   SHARES            PRICE            SHARES            PRICE
        Outstanding as of December 28, 1996                           501,168    $        4.00           350,618    $        0.01
            Granted                                                         -                -            10,000             9.75
            Forfeited                                                 (20,127)            4.00                 -                -
            Exercised                                                  (4,931)            4.00                 -                -
                                                               --------------   --------------   ---------------   --------------

        Outstanding as of December 27, 1997                           476,110             4.00           360,618             0.28
            Granted                                                    40,000             9.75                 -                -
                                                               --------------   --------------   ---------------   --------------
        Outstanding as of December 26, 1998                           516,110             4.45           360,618             0.28
            Granted                                                    20,000             5.00             2,500             5.00
            Forfeited                                                 (60,000)            8.17                 -                -
            Exercised                                                       -                -           (68,000)            0.01
                                                               --------------   --------------   ---------------   --------------
        Outstanding as of December 25, 1999                           476,110    $        4.00           295,118    $        0.38
                                                               ==============   ==============   ===============   ==============
        Options exercisable as of December 25, 1999                   476,110    $        4.00           287,618    $        0.18
                                                               ==============   ==============   ===============   ==============
        Options exercisable as of December 26, 1998                   476,110    $        4.00           353,118    $        0.08
                                                               ==============   ==============   ===============   ==============
        Options exercisable as of December 27, 1997                   476,110    $        4.00           350,618    $        0.01
                                                               ==============   ==============   ===============   ==============

     The weighted average remaining contractual life of all options outstanding at December 25, 1999, was:


                INCENTIVE STOCK                                   NONQUALIFIED STOCK
                    OPTIONS                                             OPTIONS
       -----------------------------------                 ----------------------------------
                              WEIGHTED                                           WEIGHTED
                               AVERAGE                                            AVERAGE
                              REMAINING                                          REMAINING
                             CONTRACTUAL                                        CONTRACTUAL
           EXERCISE             LIFE                            EXERCISE            LIFE
            PRICE            (IN YEARS)                           PRICE          (IN YEARS)
          $        4.00         5.2                         $         0.01           2.5

                                                            $         9.75           7.8

                                                            $         5.00           9.4

     Compensation expense recognized for stock compensation awards, including stock appreciation rights, amounted to $0, $0 and $67,000 during the 1999, 1998 and 1997 fiscal years, respectively.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     The initial Purchase Plan offering commenced in October 1997 and terminated on December 31, 1997. Four additional Purchase Plan offerings plans commenced, on January 1, 1998, July 1, 1998, January 1, 1999 and July 1, 1999, and terminated on June 30, 1998, December 31, 1998, June 30, 1999 and December 31, 1999, respectively. Another Purchase Plan offering commenced January 1, 2000, and will terminate no later than December 31, 2001. As of December 25, 1999, and December 26, 1998, 51,665 and 12,150 shares had been issued under the Purchase Plan, respectively. In January 2000, 14,899 shares of common stock were issued pursuant to the Purchase Plan for approximately $14,000.

     PRO FORMA RESULTS OF OPERATIONS
     The weighted-average, grant-date fair value, computed in accordance with the measurement provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, of all options granted during fiscal 1999,1998 and 1997 was $47,000, $95,000 and $61,000, respectively. The weighted average, grant-date fair value was estimated in fiscal 1999, 1998, and 1997, respectively, assuming risk-free interest rates of 5.96%, 5.22% and 5.97%, an expected life of five years, expected volatility of 75.0% for 1999, 61.4% for 1998 and 55.0% for 1997.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Results of operations, computed on a pro forma basis to assume that the measurement provisions of SFAS No. 123 had been adopted, would have been as follows for fiscal 1999, 1998 and 1997 (in thousands, except per share information):


                                                             1999                         1998                         1997
                                                 --------------------------   --------------------------   -------------------------
                                                     AS            PRO            AS            PRO            AS           PRO
                                                   REPORTED       FORMA         REPORTED       FORMA         REPORTED      FORMA
       Net income (loss)                         $   (11,120)  $   (11,146)   $      396    $       377    $    5,180    $    5,173
                                                 ------------  ------------   -----------   ------------   -----------   -----------
       Pro forma net income,
        as though a C corporation                                                                          $    3,179    $    3,173
                                                                                                           -----------   -----------

       Historical earnings per share:
         Basic earnings (loss) per share         $      (1.62) $      (1.62)  $      0.06   $       0.06   $     1.10    $     1.10
                                                 ------------  ------------   -----------   ------------   -----------   -----------
       Diluted earnings (loss) per share         $      (1.62) $      (1.62)  $      0.06   $       0.05   $     1.03    $     1.03
                                                 ------------  ------------   -----------   ------------   -----------   -----------

       Pro forma earnings per share,
        as though a C corporation
         Basic earnings per share                                                                          $     0.68    $     0.68
                                                                                                           -----------   -----------
         Diluted earnings per share                                                                        $     0.58    $     0.58
                                                                                                           -----------   -----------

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   Lease Commitments

     The Company operates its stores, main office and warehouse from facilities under operating lease agreements which expire at various dates through 2010. The store leases require minimum annual rentals plus, in some cases, periodic increases stipulated in the lease agreements (fixed amounts or percentages, in some cases, and increases indexed to consumer price increases, in other cases). Some leases also provide for contingent rentals based on sales. The Company is generally responsible for maintenance, insurance and property taxes. At December 25, 1999, future minimum lease payments under all non-cancelable leases are as follows (in thousands):


         2000                                       $        14,158
         2001                                                13,927
         2002                                                13,660
         2003                                                13,039
         2004                                                11,873
         Thereafter                                          31,156
                                                    ----------------
               Total                                $        97,813
                                                    ================

     Rent expense was $14,039,000, $11,293,000 and $8,912,000 during fiscal years 1999, 1998 and 1997, including contingent rentals of $49,000, $62,000 and $119,000, respectively.

8.   EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan for the benefit of employees who meet certain eligibility requirements. Participants may make tax deferred contributions of up to 15% of earned income, limited to the maximum allowed under the Internal Revenue Code. Employer contributions match at least 50% of participant contributions to a maximum of 2% of earned income. Employee contributions vest immediately. Employer contributions vest based on years of employment with the Company, with full vesting in five years. The profit-sharing expense was $61,000, $61,000 and $81,000 in fiscal years 1999, 1998 and 1997, respectively.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   Income Taxes

     The provision (benefit) for income taxes consists of (in thousands):


                                                                           FISCAL YEAR ENDED
                                                     ----------------------------------------------------------
                                                          DECEMBER 25,        DECEMBER 26,       DECEMBER 27,
                                                             1999                1998                1997
       Currently payable:
         Federal                                   $        (1,566)    $           525     $          1,264
         State                                                 156                 254                   15
       Deferred:
         Federal                                            (3,104)               (351)                 (13)
         State                                                (673)                (57)                 176
       Net deferred tax assets recorded
       upon change in tax status from
       S corporation to C corporation                            -                   -               (1,324)
                                                   ---------------     ---------------     ----------------
                                                   $        (5,187)    $           371     $            118
                                                   ===============     ===============     ================

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The components of deferred income taxes are as follows (in thousands):


                                                                              DECEMBER 25,       DECEMBER 26,
                                                                                  1999               1998
       Depreciation                                                      $         2,350    $          1,149
       Inventory - Uniform capitalization                                            731                 337
       Inventory - method change                                                      94                 131
       Stock compensation programs                                                   199                 240
       Deferred rent and other accrued liabilities                                   481                 484
       Net operating loss carryforward                                             1,448                 436
       State income taxes                                                           (365)               (105)
       Restructuring charges                                                       2,019                   -
       Other                                                                          20                  28
                                                                         ---------------    ----------------
                                                                                   6,977               2,700
       Valuation allowance                                                          (500)                  -
                                                                         ---------------    ----------------
               Net deferred income taxes                                 $         6,477    $          2,700
                                                                         ===============    ================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will not be realized. An allowance of $500,000 was recorded in 1999 against state deferred tax assets that may not be realized. Management believes the balance of the deferred tax assets will be realized from reversal of the existing net deductible temporary differences during periods in which carrybacks are available and/or in which the Company will generate net taxable income.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Net operating loss carryforwards at December 25, 1999, available to reduce future taxable income are approximately $2,753,000 and will expire as follows:


         2008                                         $       114,000
         2009                                                 795,000
         2010                                                  40,000
         2011                                                  35,000
         2012                                                  97,000
         Thereafter                                         1,672,000
                                                      ----------------
                                                      $     2,753,000
                                                      ================

     Of the net operating losses, $1,081,000 represents losses acquired in a business combination. Due to the change in ownership rules under Internal Revenue Code Section 382, the use of the acquired net operating losses is limited to approximately $75,000 annually.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Differences between the Company's provision (benefit) for income taxes and the federal statutory tax rate are:


                                                                           FISCAL YEAR ENDED
                                                        ------------------------------------------------------
                                                          DECEMBER 25,       DECEMBER 26,       DECEMBER 27,
                                                             1999               1998                1997
         Federal statutory rate                                 (34.0)%              34.0 %             34.0 %
         Benefit due to Subchapter S
          tax status                                                -                   -              (12.0)
         State income taxes                                      (2.6)                5.2                3.6
         Nondeductable goodwill and
          other permanent differences                             4.8                 9.2                1.4
         Effect of change from S to C
          corporation tax status                                    -                   -              (24.9)
         Other                                                      -                   -                0.1
                                                        ---------------    ----------------    ---------------
                                                                (31.8)%              48.4 %              2.2 %
                                                        ===============    ================    ===============

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments:

         CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the immediate or short-term maturity of these financial instruments.

         LONG-TERM DEBT: The carrying amounts, totaling $15,539,000 and $11,510,000 at December 25, 1999 and December 26, 1998, respectively, are believed to approximate fair value due to the floating interest rate on the majority of these financial instruments.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         LETTERS OF CREDIT: The Company had outstanding irrevocable letters of credit in the amount of $189,000 and $550,000 at December 25, 1999 and December 26, 1998, respectively. These letters of credit collateralize certain of the Company's obligations to third parties for the purchase of inventory. The fair value of these off - balance sheet letters of credit approximates contract values based on the nature of the fee arrangements with the issuing bank.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in thousands):


                                                                          FISCAL YEAR ENDED
                                                      --------------------------------------------------------
                                                         DECEMBER 25,       DECEMBER 26,       DECEMBER 27,
                                                            1999               1998               1997
       Interest paid                                  $         1,213    $            294    $         1,360
                                                      ===============    ================    ===============
       Income taxes paid                              $           938    $          1,312    $           644
                                                      ===============    ================    ===============
       Noncash investing and financing transactions:
         Acquisitions of businesses:
           Purchase price, including
             acquisition costs                        $             -    $          1,501    $           558
            Minority interest eliminated                            -                   -                105
            Less debt issued in connection
             with the acquisition                                   -                   -               (663)
            Less retention                                          -                (100)                 -
                                                      ---------------    ----------------    ---------------
          Cash paid for acquisitions                  $             -    $          1,401    $             -
                                                      ===============    ================    ===============


12.  BUSINESS COMBINATIONS

     OVERLAND TRADING COMPANY
     On October 25, 1996, Track 'n Trail-California, together with its stockholders, obtained 33 Overland Trading stores by acquiring the outstanding common stock of Overland. Track 'n Trail-California and its stockholders purchased 79.0% and 21.0%, respectively, of the common stock of Overland. As part of the purchase consideration, Track `n Trail California issued warrants which give the sellers the right to purchase up to 49,392 shares of the Company's common stock at $10.50 per share until October 25, 2001. Additionally, Track 'n Trail-California issued warrants to an investment bank in consideration of financial advisory services rendered in connection with the acquisition of Overland. The warrants allow the investment bank to purchase up to 74,089 shares of the Company's common stock at $12.60 per share for four years commencing October 1998. The warrants held by both the Overland sellers and the investment bank were assigned only a nominal value because of the restrictive terms of the warrants when issued. All such warrants remain outstanding at December 25, 1999.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Effective on January 1, 1997, Track 'n Trail-California acquired from its stockholders the remaining 21.0% interest in Overland at their purchase price by assuming notes of $663,000 previously issued by Track 'n Trail-California's stockholders as their purchase consideration for the 21.0% interest.

     NEVIN'S EAGLES NEST
     On August 26, 1998, the Company acquired all the outstanding shares of capital stock of Eagles Nest. The purchase price of the shares was $1.5 million in cash, $100,000 of which was paid in fiscal 1999.

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

     Accumulated amortization at December 25, 1999 and December 26, 1998, on goodwill recorded in connection with the Eagles Nest acquisition, was $0 and $33,000, respectively. The goodwill associated with the Eagles Nest acquisition was written off in December 1999, in connection with the restructuring described above.

TRACK 'N TRAIL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


                                                                                    PRO FORMA, ASSUMING
                                                                                  ACQUISITION OCCURRED AT
                                                                                    BEGINNING OF FISCAL
                                                                                       YEARS ENDED
                                                                                        (UNAUDITED)
                                                                            ------------------------------------
                                                                              DECEMBER 26,        DECEMBER 27,
                                                                                 1998                1997
       Net sales                                                           $        103,224    $         98,731
                                                                           ================    ================
       Net income before income taxes                                      $            218    $          5,077
       Income tax                                                                       178                  59
                                                                           ----------------    ----------------
       Net income                                                          $             40    $          5,018
                                                                           ================    ================
       Earnings per share:
           Basic                                                           $           0.01    $           1.07
                                                                           ================    ================
           Diluted                                                         $           0.01    $           1.00
                                                                           ================    ================

       Net income before income taxes                                                          $          5,077
       Pro forma income tax provision                                                                     2,031
                                                                                               ----------------
       Pro forma net income                                                                    $          3,046
                                                                                               ================
       Pro forma earnings per share:
           Basic                                                                               $           0.65
                                                                                               ================
           Diluted                                                                             $           0.56
                                                                                               ================

13.  CONTINGENCIES

     Beginning in October 1999, the Company is partially self insured for health insurance, workers' compensation and property and liability insurance. The Company's policy is to accrue undiscounted amounts which are estimated based upon the Company's actual and industry experience. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change.

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

         Exhibit
          NUMBER               NOTES             DESCRIPTION OF DOCUMENT
         -------               -----             -----------------------
            3.1                  (1)            Amended and Restated Certificate of Incorporation of the Registrant.
            3.2                  (1)            Amended and Restated Bylaws of the Registrant.
            4.1                  (1)            Form of Common Stock Certificate.
            4.2                  (1)            Registration Rights Agreement among the Registrant and certain stockholders.
           10.1                  (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                Gregory M. Kilgore.
           10.2                  (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                John E. Wilkinson.
           10.3                  (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                Daniel J. Nahmens.
           10.4                  (1)            Employment Agreement dated January 3, 1994 between Registrant and
                                                David T. Morgan.
           10.5                  (1)            Amended and Restated 1996 Stock Option Plan.
           10.6                  (1)            Form of Incentive Stock Option and Stock Option Agreement, as amended.
           10.7                  (1)            Form of Nonqualified Stock Option and Stock Option Agreement, as amended.
           10.8                  (1)            Agreement for Distribution of Accumulated Adjustments Account and
                                                Tax Indemnification.
           10.9                  (1)            Form of Indemnification Agreement between the Company and directors and certain officers.
           10.10                 (1)            Stock Exchange Agreement between the Company, Track 'n Trail-California and certain stockholders.
           10.11                 (1)            Warrant to Purchase Common Stock issued to Ladenburg Thalmann & Co. Inc.
           10.12                 (1)            Form of Warrant to Purchase Common Stock issued to stockholders of Overland
                                                Management Corporation.
           10.13                 (2)            Amended and Restated Loan Agreement dated as of  October 4, 1999 between
                                                Union Bank of California, N.A. and the subsidiaries of the Registrant.
           10.14                 (3)            Continuing Guaranty dated as of September 25, 1997 between Union Bank of
                                                California, N.A.  and the Registrant.
           10.15                 (4)            1998 Bonus Plan for Officers of the Registrant.
           10.16                 (5)            1999 Bonus Plan for Officers of the Registrant.
           10.17                 (5)            Lease Agreement dated as of September 18, 1998 between Spieker Properties,
                                                L.P.  and the Registrant.
           10.18                                2000 Bonus Plan for Officers of the Registrant
           10.19                                Agreement and Release of Claims dated October 25, 1999 between Gregory M.
                                                Kilgore and the Registrant.
           10.20                                First Amendment dated January 26, 2000 to
                                                the Loan Agreement dated October 4, 1999
                                                between Union Bank of California, N.A. and
                                                the Registrant.
           10.21                                Second Amendment dated January 26, 2000 to
                                                the Loan Agreement dated October 4, 1999
                                                between Union Bank of California, N.A. and
                                                the Registrant.
           21.1                  (1)            List of Subsidiaries of the Registrant.
           23.1                                 Consent of PricewaterhouseCoopers LLP.
           24.1                                 Power of Attorney (see page 55 of this Form 10-K).
           27.1                                 Financial Data Schedule.

Notes

     (1) Filed with Registrant's Registration Statement on Form S-1 (File No. 333-23195).

     (2) Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1999.

     (3) Filed with Registrant's Annual Report on Form 10-K for the year ended December 27, 1997.

     (4) Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998.

     (5) Filed with Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

(b)  Reports on Form 8-K.
     A Form 8-K was filed on October 26, 1999 announcing the termination of the Company's President Gregory M. Kilgore.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 21, 2000 on its behalf by the undersigned, thereunto duly authorized.


                                         TRACK 'N TRAIL

                                         By  /s/ DAVID L. SUECHTING, JR
                                         David L. Suechting, Jr.
                                         President and Chief Executive Officer




                                POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Suechting, Jr. and Daniel J. Nahmens, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                                            Date
/s/ DAVID L. SUECHTING, JR           President, Chief Executive Officer
                                     and Chairman of the Board                                  3/21/00

/s/ DANIEL J. NAHMENS                Executive Vice President - Finance, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer), Treasurer and Secretary               3/21/00

/s/ BARBARA J. SUECHTING             Director                                                   3/21/00

/s/ HELEN C. BULWIK                  Director                                                   3/21/00

/s/ STEVEN D. TOUGH                  Director                                                   3/21/00
