Form 10-Q
period 2000-04-01
TRACK N TRAIL INC
filed 2000-05-11
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000.

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


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of May 10, 2000 was 7,156,759.

                                 TRACK 'N TRAIL

                                    FORM 10-Q

                           QUARTER ENDED APRIL 1, 2000

                                      INDEX




PART I:       FINANCIAL INFORMATION (UNAUDITED)                                                             PAGE


              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of April 1, 2000
                           and December 25, 1999..............................................................1

                           Consolidated Statements of Operations for the 14-Weeks
                           ended April 1, 2000 and the 13-Weeks ended March 27, 1999..........................2

                           Consolidated Statements of Cash Flows for the 14-Weeks
                           ended April 1, 2000 and the 13-Weeks ended March 27, 1999..........................3

                           Notes to Consolidated Financial Statements........................................4-6

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...............................................6-9

PART II:      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K...................................................9

SIGNATURES...................................................................................................10


PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                                   TRACK 'N TRAIL AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                             APRIL 1,   DECEMBER 25,
                                                              2000         1999
                                                           (unaudited)
                                                            ---------    ----------


                          ASSETS

Current assets:
  Cash and cash equivalents                                  $   581       $ 3,069
  Accounts receivable                                          1,072         1,898
  Income taxes receivable                                      1,710         1,710
  Inventories                                                 32,023        34,099
  Prepaid expenses                                               397           662
  Prepaid income taxes                                           295            --
  Deferred income taxes                                        2,831         2,831
                                                             -------       -------

         Total current assets                                 38,909        44,269

Fixed assets, net                                              9,282         9,513
Goodwill, net                                                  2,716         2,757
Deferred income taxes                                          3,646         3,646
Other assets                                                     151            --
                                                             -------       -------
          Total assets                                       $54,704       $60,185
                                                             =======       =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current portion of long-term debt                        $    16       $15,534
    Accounts payable                                           9,247        13,772
    Reserve for store closings and restructuring costs         4,700         4,782
    Accrued payroll                                              612         1,008
    Sales tax payable                                            519           945
    Accrued expenses and other liabilities                     1,700         1,106
                                                             -------       -------
             Total current liabilities                        16,794        37,147

Deferred rent                                                  1,527         1,483
Long-term debt, net of current portion                        15,210             5
                                                             -------       -------
             Total liabilities                                33,531        38,635
                                                             -------       -------


Stockholders' equity:
 Preferred stock, $0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding                     --            --
 Common stock, $0.01 par value; 20,000,000 shares
  authorized; 7,156,759 and 6,959,476 shares issued and
  outstanding at April 1, 2000 and
  December 25, 1999, respectively                                 72            70
 Additional paid-in capital                                   25,976        25,962
 Retained deficit                                             (4,875)       (4,482)
                                                              -------      -------

             Total stockholders' equity                       21,173        21,550
                                                              -------      -------

             Total liabilities and stockholders' equity       $54,704      $60,185
                                                              =======      =======


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   ----------
                                   (unaudited)



                                                            PERIOD ENDED
                                           -----------------------------------------
                                                APRIL 1,                 MARCH 27,
                                                 2000                      1999
                                              (14 WEEKS)                (13 WEEKS)
                                           ----------------          ---------------


Net sales                                $          23,370         $         23,324

Cost of sales                                       11,467                   12,621
                                           ----------------          ---------------
           Gross profit                             11,903                   10,703
                                           ----------------          ---------------

Operating expenses:

    Selling and marketing                            9,891                   10,861
    Administrative and distribution                  2,331                    2,405
                                           ----------------          ---------------
           Total operating expenses                 12,222                   13,266
                                           ----------------          ---------------
           Operating loss                             (319)                  (2,563)

Other (income) expense:

    Interest expense                                   343                      248
    Other, net                                          (7)                       4
                                           ----------------          ---------------
           Loss before income taxes                   (655)                  (2,815)

Income tax benefit                                    (262)                  (1,224)
                                           ----------------          ---------------
           Net loss                      $            (393)        $         (1,591)
                                           ================          ===============

Loss per share:
    Basic                                $           (0.06)        $          (0.23)
                                           ================          ===============
    Diluted                              $           (0.06)        $          (0.23)
                                           ================          ===============


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   ----------
                                   (unaudited)


                                                                                   APRIL 1,                MARCH 27,
                                                                                     2000                    1999
                                                                                  (14 WEEKS)              (13 WEEKS)
                                                                                ----------------        ----------------


Cash flows from operating activities:

    Net loss                                                                  $            (393)      $          (1,591)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                         526                     653
      Cash provided by (used for) changes in operating assets
         and liabilities:

           Accounts receivable                                                              826                   1,357
           Income taxes receivable                                                           --                     130
           Inventories                                                                    2,076                  (2,918)
           Prepaid expenses                                                                 265                     (67)
           Prepaid income taxes                                                            (295)                 (1,503)
           Accounts payable and accrued liabilities                                      (4,753)                   (189)
           Reserve for store closings and restructuring costs                               (82)                     --
           Income taxes payable                                                              --                    (687)
           Deferred rent                                                                     44                      38
                                                                                ----------------        ----------------

           Cash used for operating activities                                            (1,786)                 (4,777)
                                                                                ----------------        ----------------

Cash flows from investing activities:

    Purchases of fixed assets                                                              (254)                 (1,238)
                                                                                ----------------        ----------------

           Cash used for investing activities                                              (254)                 (1,238)
                                                                                ----------------        ----------------

Cash flows from financing activities:
    Bank line of credit:
      Borrowings                                                                         35,310                  16,661
      Repayments                                                                        (35,604)                (11,785)
    Other long-term debt:

      Repayments                                                                            (19)                    (17)
    Payment of loan fees                                                                   (151)                     --
    Net proceeds from issuance of common stock                                               14                      23
    Proceeds from exercise of stock options                                                   2                      --
                                                                                ----------------        ----------------

           Cash (used for) provided by financing activities                                (448)                  4,882
                                                                                ----------------        ----------------

           Decrease in cash and cash equivalents                                         (2,488)                 (1,133)

Cash and cash equivalents, beginning of period                                            3,069                   1,808
                                                                                ----------------        ----------------

Cash and cash equivalents, end of period                                      $             581       $             675
                                                                                ================        ================


   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the 14 weeks and 13 weeks ended April 1, 2000 and March 27, 1999, respectively, have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 25, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. The Company has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

       The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

2.       REVENUE RECOGNITION

       The Company records sales net of actual and estimated future returns. Layaway sales are not significant.

3.  EARNINGS PER SHARE

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


                                                                                    Period ended
                                                                        ---------------------------------------

                                                                               April 1,            March 27,
                                                                                 2000                 1999
                                                                              (14 weeks)           (13 weeks)
                                                                           -----------------    -----------------

Loss available to common stockholders for basic and diluted
earnings (loss) per share...........................                       $         (393)      $       (1,591)
                                                                           =================    =================

Weighted  average shares for basic and diluted  earnings (loss)
per share...........................................                                 7,077                6,864





Loss per share:
     Basic..........................................                       $        (0.06)      $        (0.23)
                                                                           =================    =================

     Diluted........................................                       $        (0.06)      $        (0.23)
                                                                           =================    =================


       For the 14 weeks ended April 1, 2000 and 13 weeks ended March 27, 1999, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding.


4.       RESTRUCTURING RESERVES

       In fiscal 1999 the Company adopted a restructuring plan to close 42 stores during the first 120 days of fiscal 2000. A reserve was established in fiscal 1999 for $4.8 million for lease termination and other related costs and for employee severance payments. During the fiscal quarter ended April 1, 2000, the Company had completed the closure of all 42 stores and had paid $82,000 in employee severance for 12 employees. Remaining reserves under the restructuring plan relate to the remaining lease obligations and related costs. The following table sets forth the activity in the restructuring reserves (in thousands):



                                                        Reserve at                                 Reserve at
                                                       December 25,                                 April 1,
                                                           1999                Payments               2000
                                                     ------------------    -----------------    -----------------


Lease termination and other related costs                    $4,700                 $   0              $4,700

Employee severance                                               82                   (82)                  0
                                                     ------------------    -----------------    -----------------

Total                                                       $ 4,782                 $ (82)             $4,700
                                                     ==================    =================    =================



       Additionally, in fiscal 1999 the Company recorded charges of $3,779,000 in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure. Due to the successful completion of the liquidation process, the Company reduced cost of sales by $290,000 during the 14 weeks ended April 1, 2000.

5.       LONG-TERM DEBT

       In March 2000, the Company obtained a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million dollars. The New Revolver bears variable interest and is collateralized by all of the Company's assets. Borrowings under the New Revolver are limited to specified percentages of eligible inventory and accounts receivable. The New Revolver prohibits the Company from paying dividends without the lender's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios. As the new Revolver is not scheduled to mature until March 2005, the balance at April 1, 2000 has been classified as non current.

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

OVERVIEW

         Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track `n Trail, a California corporation ("Track `n Trail - California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. In December 1999, the Company adopted a plan to restructure operations and divest itself of its Eagles Nest locations and also close 35 marginal or unprofitable Track `n Trail and Overland Trading stores. The Company operates in a single business segment. As of April 1, 2000, the Company operated 112 Track `n Trail stores and 44 Overland Trading stores in 33 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales increased 2.3% for the 14 weeks ended April 1, 2000 versus the comparable 14 week period in 1999.

RESULTS OF OPERATIONS

         The following discussions compare the Company's results of operations for the 14 weeks ended April 1, 2000 with its results for the 13 weeks ended March 27, 1999. The results achieved in this period are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         FOURTEEN WEEKS ENDED APRIL 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 1999

         NET SALES

         Net sales were $23.4 million for the 14 weeks ended April 1, 2000, representing an increase of $46,000, or 0.2%, over net sales of $23.3 million for the 13 weeks ended March 27, 1999. The increase is primarily attributable to a $1.6 million increase in net sales due to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (fourteen week period for the first quarter of fiscal 2000 and thirteen week period for the first quarter of fiscal 1999). Additionally, comparable store net sales for the first 13 weeks ended March 25, 2000 of the fiscal quarter increased net sales by $770,000. These increases were offset by a $2.3 million decrease in net sales during the first 13 weeks ended March 25, 2000 of the fiscal quarter, attributable to the 37 stores closed (net of openings) subsequent to fiscal 1998. The Company expects to open approximately three additional stores during the remainder of fiscal 2000.

         GROSS PROFIT

         Gross profit was $11.9 million for the 14 weeks ended April 1, 2000, representing an increase of $1.2 million, or 11.2%, over gross profit for the 13 weeks ended March 27, 1999. Gross profit as a percentage of net sales increased to 50.9% for the 14 weeks ended April 1, 2000 from 45.9% for the comparable period in the prior year. The increase in gross profit percent is primarily due to three factors: 1) the $290,000 benefit derived from a better than expected liquidation of the 42 stores closed as part of the restructuring plan, 2) reduced markdowns due to a less promotional market than experienced in the 13 weeks ended March 27, 1999 as well as fresher inventories at the beginning of the year as a result of the liquidation process and 3) the January 2000 closure of the Eagles Nest stores on which margins were generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $9.9 million for the 14 weeks ended April 1, 2000, representing a decrease of $970,000, or 8.9%, from selling and marketing expenses for the 13 weeks ended March 27, 1999. Approximately $547,000, or 56.4%, of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of 2000. The remaining decrease is primarily attributable to operating costs related to operating 28 fewer Track `n Trail and Overland Trading stores at April 1, 2000 versus March 27, 1999. As a percentage of net sales, selling and marketing expenses decreased to 42.3% for the 14 weeks ended April 1, 2000 from 46.6% for the 13 weeks ended March 27, 1999, primarily as a result of the spreading of monthly lease payments over an additional week of net sales and a larger percentage of mature stores which typically generate a higher sales volume.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $2.3 million for the 14 weeks ended April 1, 2000, representing a decrease of $74,000 from administrative and distribution expenses for the 13 weeks ended March 27, 1999. As a percentage of net sales, administrative and distribution expenses decreased to 10.0% for the 14 weeks ended April 1, 2000 from 10.3% for the 13 weeks ended March 27, 1999. The decrease in dollars as well as a percentage of net sales is primarily due to the management changes that occurred during the fourth quarter of 1999 and the closure of the Eagles Nest regional office in the first quarter of 2000.

         INTEREST EXPENSE

         Interest expense was $343,000, or 1.5% of net sales, for the 14 weeks ended April 1, 2000, representing an increase of $95,000 from interest expense of $248,000, or 1.1% of net sales, for the 13 weeks ended March 27, 1999. The increase is primarily attributable to an increase of the average outstanding principal balance of the Company's credit facility in the first quarter of fiscal 2000 over that of the first quarter of fiscal 1999.

         NET  LOSS

         The Company's net loss for the 14 weeks ended April 1, 2000 was $393,000, representing an improvement of $1.2 million from a net loss of $1.6 million for the 13 weeks ended March 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, and equity financing. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores, remodeling of existing stores and the implementation of the restructuring plan.

         In March, management repaid the existing line of credit with Union Bank of California with a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million. The New Revolver bears variable interest and is collateralized by all of the Company's assets. Borrowings under the New Revolver are limited to specific percentages of eligible inventory and accounts receivable. The New Revolver prohibits the Company from paying dividends without the bank's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios.

         Net cash used for operating activities for the 14 weeks ended April 1, 2000 was $1.8 million. Net cash used for or provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable. Inventories at April 1, 2000 were $32.0 million compared to $34.1 million at December 25, 1999. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The decrease in inventory between December 25, 1999 and April 1, 2000 relates primarily to seasonal differences plus the closure of 43 stores (net of openings) in the first quarter of 2000. This decrease is lessened by the fact that the inventory in the stores scheduled to be closed had been written down to its net realizable value at December 25, 1999.

         The Company had $22.1 million in working capital as of April 1, 2000 compared to $7.1 million at the end of fiscal 1999, representing an increase of $15.0 million. The increase in working capital is primarily the result of reclassifying $15.2 million to long term debt as a result of the New Revolver. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

         Capital expenditures were $254,000 for the 14 weeks ended April 1, 2000. Capital expenditures in the first 14 weeks of 2000 were primarily for the build-out of one store opened in this period, the build-out of one store opened in 1999 and an upgrade to the corporate phone system. The Company estimates capital expenditures for the remainder of the year to be approximately $310,000 for the build-out of approximately three additional stores, approximately $800,000 for the remodeling of eight stores and approximately $136,000 for software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed 42 stores as part of the restructuring plan adopted in fiscal 1999 and two other underperforming stores in the first quarter of fiscal 2000.

         Net cash used for financing activities for the 14 weeks ended April 1, 2000 was $448,000, and consisted of repayments of borrowings under the Company's revolving line of credit to fund working capital requirements plus loan fees associated with obtaining the New Revolver.

           Management believes that the Company's operating cash flow and borrowings under its New Revolver will be sufficient to complete the Company's fiscal 2000 and fiscal 2001 store expansion program and to satisfy the Company's other capital requirements through such periods. The Company's capital requirements may vary significantly from those anticipated depending upon such factors as operating results, the number and timing of new store openings, and the number and size of any potential future acquisitions.

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

YEAR 2000

         All phases of the Company's Y2K Plan were completed as scheduled. To date, the Company has not experienced any Year 2000 problems with respect to its corporate headquarters, store sites, or Third Parties. In addition, the Company has not experienced any loss in revenues due to the Year 2000 problem.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company anticipates that its operating results will fluctuate as a result of a number of factors, including the number and timing of store openings and closures, seasonality, changes in pricing or promotion policies by the Company, its competitors or its suppliers, the availability and cost of merchandise, the ability of the Company to adjust to changing fashion trends and consumer acceptance of the products sold by the Company. The availability and cost of merchandise may, in turn, fluctuate due to a number of factors including changes in the Company's relationships with major suppliers, the Company's access to private label manufacturing capacity, foreign currency fluctuations and other risks associated with importing private label products from foreign countries.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit
     Number     Description of Document
   --------------------------------------------------------------------------

     10.22 Credit Agreement dated as of March 30, 2000 between General Electric Capital Corporation and the subsidiaries of the Registrant

     27.1       Financial Data Schedule

(b)      Reports on Form 8-K:

         A Form 8-K was filed on April 13, 2000 announcing that the Company will trade on the NASDAQ The SmallCap Market.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                          TRACK `N TRAIL


Date:  May 10, 2000             By: /s/ Daniel J. Nahmens
                                   -----------------------
                                      Daniel J. Nahmens

                           Executive Vice President - Finance and
                            Chief Financial Officer and Treasurer
                           (on behalf of the Registrant and as the
                             Registrant's Principal Financial and
                                     Accounting Officer)