Form 10-Q
period 2000-07-01
TRACK N TRAIL INC
filed 2000-08-10
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000.


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

The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of August 8, 2000 was 7,167,866.

                                TRACK 'N TRAIL

                                  FORM 10-Q

                           QUARTER ENDED JULY 1, 2000



                                     INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I:       FINANCIAL INFORMATION (UNAUDITED)

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of July 1, 2000
                           and December 25, 1999..............................................................1

                           Consolidated Statements of Operations for the 13-Weeks and 27-Weeks ended
                           July 1, 2000 and the 13-Weeks and 26-Weeks ended June 26, 1999.....................2

                           Consolidated Statements of Cash Flows for the 27-Weeks
                           ended July 1, 2000 and the 26-Weeks ended June 26, 1999............................3

                           Notes to Consolidated Financial Statements........................................4-6

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................6-10


PART II:      OTHER INFORMATION

              Item 4.      Submissions of Matters to Vote of Security-Holders................................11

              Item 6.      Exhibits and Reports on Form 8-K..................................................11


SIGNATURES...................................................................................................12

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        TRACK 'N TRAIL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  -----------

                                                                                       JULY 1,            DECEMBER 25,
                                                                                         2000                 1999
                                                                                    --------------       --------------
                                                                                      (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents                                                       $       1,147        $       3,069
    Accounts receivable                                                                       799                1,898
    Income taxes receivable                                                                   129                1,710
    Inventories                                                                            31,064               34,099
    Prepaid expenses                                                                          241                  662
    Prepaid income taxes                                                                      417                    -
    Deferred income taxes                                                                   2,831                2,831
                                                                                    --------------       --------------

             Total current assets                                                          36,628               44,269

Fixed assets, net                                                                           9,005                9,513
Goodwill, net                                                                               2,675                2,757
Deferred income taxes                                                                       3,646                3,646
Other assets                                                                                  296                    -
                                                                                    --------------       --------------

             Total assets                                                          $       52,250       $       60,185
                                                                                   ==============       ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                              $            4       $       15,534
    Accounts payable                                                                        8,090               13,772
    Reserve for store closings and restructuring costs                                      3,318                4,782
    Accrued payroll                                                                           772                1,008
    Sales tax payable                                                                         426                  945
    Accrued expenses and other liabilities                                                  1,073                1,106
                                                                                    --------------       --------------

             Total current liabilities                                                     13,683               37,147

Deferred rent                                                                               1,559                1,483
Long-term debt, net of current portion                                                     16,026                    5
                                                                                    --------------       --------------

             Total liabilities                                                             31,268               38,635
                                                                                    --------------       --------------


Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                               -                    -
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 7,156,759 and 6,959,476 shares issued and
      outstanding at July 1, 2000 and December 25, 1999, respectively                          72                   70
    Additional paid-in capital                                                             25,976               25,962
    Retained deficit                                                                       (5,066)              (4,482)
                                                                                    --------------       --------------

             Total stockholders' equity                                                    20,982               21,550
                                                                                    --------------       --------------

             Total liabilities and stockholders' equity                             $      52,250        $      60,185
                                                                                    ==============       ==============


  The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  -----------
                                  (UNAUDITED)

                                                                                    PERIOD ENDED
                                                       --------------------------------------------------------------------------

                                                           JULY 1,             JUNE 26,             JULY 1,           JUNE 26,
                                                            2000                 1999                2000               1999
                                                         (13 WEEKS)           (13 WEEKS)          (27 WEEKS)         (26 WEEKS)
                                                       --------------       --------------      --------------     --------------
Net sales                                              $      23,094        $      28,272       $      46,464      $      51,596

Cost of sales                                                 12,355               14,529              23,822             27,150
                                                       --------------       --------------      --------------     --------------

           Gross profit                                       10,739               13,743              22,642             24,446
                                                       --------------       --------------      --------------     --------------

Operating expenses:
    Selling and marketing                                      9,069               11,009              18,960             21,870
    Administrative and distribution                            1,916                2,299               4,247              4,704
    Restructuring, impairment, and related costs                (340)                   -                (340)                 -
                                                       --------------       --------------      --------------     --------------

           Total operating expenses                           10,645               13,308              22,867             26,574
                                                       --------------       --------------      --------------     --------------

           Operating income (loss)                                94                  435                (225)            (2,128)

Other (income) expense:
    Interest expense                                             413                  310                 756                558
    Other, net                                                    (1)                  47                  (8)                51
                                                       --------------       --------------      --------------     --------------

           Income (loss) before income taxes                    (318)                  78                (973)            (2,737)

Income tax provision (benefit)                                  (127)                  33                (389)            (1,191)
                                                       --------------       --------------      --------------     --------------

           Net income (loss)                           $        (191)       $          45       $        (584)     $      (1,546)
                                                       ==============       ==============      ==============     ==============

Earnings (loss) per share:
    Basic                                              $       (0.03)      $        0.01       $       (0.08)      $      (0.23)
                                                       ==============       ==============      ==============     ==============
    Diluted                                            $       (0.03)      $        0.01       $       (0.08)      $      (0.23)
                                                       ==============       ==============      ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                        TRACK 'N TRAIL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  -----------
                                  (UNAUDITED)

                                                                                           JULY 1,                JUNE 26,
                                                                                             2000                    1999
                                                                                          (27 WEEKS)             (26 WEEKS)
                                                                                        --------------         --------------
Cash flows from operating activities:
    Net loss                                                                            $        (584)         $      (1,546)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                             1,055                  1,325
      Loss on disposal of fixed assets                                                              1                     56
      Adjustments to reserve for store closings and restructuring costs                          (573)                     -
      Cash provided by (used for) changes in operating assets and liabilities:
           Accounts receivable                                                                  1,099                  1,203
           Income taxes receivable                                                              1,581                    130
           Inventories                                                                          3,035                   (568)
           Prepaid expenses                                                                       421                    132
           Prepaid income taxes                                                                  (417)                (1,525)
           Accounts payable and other accrued liabilities                                      (6,471)                (5,226)
           Reserve for store closings and restructuring costs                                    (891)                     -
           Income taxes payable                                                                     -                   (687)
           Deferred rent                                                                           76                     91
                                                                                        --------------         --------------

           Cash used for operating activities                                                  (1,668)                (6,615)
                                                                                        --------------         --------------

Cash flows from investing activities:
    Purchases of fixed assets                                                                    (466)                (1,195)
    Proceeds from sale of fixed assets                                                              -                     22
                                                                                        --------------         --------------

           Cash used for investing activities                                                    (466)                (1,173)
                                                                                        --------------         --------------

Cash flows from financing activities:
    Bank line of credit:
      Borrowings                                                                               64,352                 32,458
      Repayments                                                                              (63,829)               (25,257)
    Long-term debt:
      Repayments                                                                                  (31)                   (35)
    Payment of loan fees                                                                         (296)                     -
    Net proceeds from issuance of common stock                                                     14                     23
    Proceeds from excercise of stock options                                                        2                      -
                                                                                        --------------         --------------

           Cash provided by financing activities                                                  212                  7,189
                                                                                        --------------         --------------

           Decrease in cash and cash equivalents                                               (1,922)                  (599)

Cash and cash equivalents, beginning of period                                                  3,069                  1,808
                                                                                        --------------         --------------

Cash and cash equivalents, end of period                                                $       1,147          $       1,209
                                                                                        ==============         ==============

  The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the 13 weeks and 27 weeks ended July 1, 2000 and 13 weeks and 26 weeks ended June 26, 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP"), and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 25, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):

                                                                                     Period Ended
                                                           ------------------------------------------------------------------
                                                             July 1,          June 26,          July 1,          June 26,
                                                               2000             1999              2000             1999
                                                            (13 weeks)       (13 weeks)        (27 weeks)       (26 weeks)
                                                           -------------    --------------    -------------    --------------
Income (loss) available to common stockholders for
basic and diluted earnings (loss) per share.........       $      (191)     $         45      $      (584)     $    (1,546)
                                                           =============    ==============    =============    ==============

Weighted  average  shares for basic  earnings  (loss)
per share...........................................              7,157             6,866            7,117             6,865

Dilutive  effect  of stock  options  (treasury  stock
method).............................................                  0               225                0                 0
                                                           -------------    --------------    -------------    --------------

Weighted  average shares for diluted  earnings (loss)
per share...........................................              7,157             7,091            7,117             6,865
                                                           =============    ==============    =============    ==============

Earnings (loss) per share:
     Basic..........................................       $     (0.03)     $       0.01      $     (0.08)     $     (0.23)
                                                           =============    ==============    =============    ==============

     Diluted........................................       $     (0.03)     $       0.01      $     (0.08)     $     (0.23)
                                                           =============    ==============    =============    ==============


       For the 13 weeks and 27 weeks ended July 1, 2000 and the 26 weeks ended June 26, 1999, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding. For the 13 weeks ended June 26, 1999, all warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.


4.  RESTRUCTURING RESERVES

       In fiscal 1999 the Company adopted a restructuring plan to close
42 stores during the first 120 days of fiscal 2000. A reserve was established in fiscal 1999 for $4.8 million for lease termination and other related costs and for severance payments for 12 administrative employees. During the first quarter in fiscal 2000, the Company had completed the closure of all 42 stores and had paid $82,000 in employee severance for 12 administrative employees. Additionally, 15 lease buyouts were negotiated in the second quarter of fiscal 2000 for $809,000. An additional $112,000 was paid in the second quarter of fiscal 2000 for legal and other related costs for the 15 completed lease buyouts. Based on current economic and competitive factors, the Company has determined that it will reopen one of the 42 stores closed as part of the 1999 restructuring plan during the third quarter of fiscal 2000.

       The Company reviewed the adequacy of its remaining reserves related to the 1999 restructuring plan based on expected future payments. Based on this review, the Company reduced its reserve for lease termination and related costs by $573,000 including $54,000 for the one store planned to be reopened. The $573,000 consists of $452,000 related to the better than expected results for completed lease buyouts and $121,000 which was a reserve established against a construction allowance for one of the closed stores. This $121,000 reserve was written off against the associated receivable resulting in no effect on income. Remaining reserves under the restructuring plan relate to the remaining lease obligations and related costs. The following table sets forth the activity in the restructuring reserves (in thousands):

                                                Reserve at                                                     Reserve at
                                               December 25,                                Reserve              July 1,
                                                   1999               Payments           Adjustments              2000
                                              ---------------     ---------------      ---------------       --------------
Lease termination and other
related costs                                        $ 4,700           $   (809)            $   (573)              $3,318

Employee severance                                        82                (82)                   0                    0
                                              ---------------     ---------------      ---------------       --------------

Total                                                $ 4,782           $   (891)            $   (573)              $3,318
                                              ===============     ===============      ===============       ==============

       Additionally, in fiscal 1999, the Company recorded charges of $3.8 million in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure and $493,000 in severance and related expenses in connection with management changes. Due to the successful completion of the liquidation process, the Company reduced cost of sales by $290,000 during the first quarter of fiscal 2000. In addition, during the 13 weeks ended July 1, 2000, the Company reduced administrative and distribution expenses by $93,000 for a severance reserve established in fiscal 1999 in connection with the management changes during the fourth quarter of fiscal 1999.

5.  LONG-TERM DEBT

       In March 2000, the Company obtained a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million dollars. The New Revolver bears variable interest and is collateralized by all of the Company's assets. Borrowings under the New Revolver are limited to specified percentages of eligible inventory and accounts receivable. The New Revolver prohibits the Company from paying dividends without the lender's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios. As the New Revolver is not scheduled to mature until March 2005, the outstanding balance at July 1, 2000 has been classified as noncurrent.

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

OVERVIEW

         The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track `n Trail, a California corporation ("Track `n Trail - California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. In December 1999, the Company adopted a plan to restructure operations and divest itself of its Eagles Nest locations and also close 35 marginal or unprofitable Track `n Trail and Overland Trading stores. The Company operates in a single business segment. As of July 1, 2000, the Company operated 112 Track `n Trail stores and 44 Overland Trading stores in 33 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The

Company's comparable store net sales decreased 4.5% for the 13 weeks ended July 1, 2000 and decreased 1.3% for the 27 weeks ended July 1, 2000 versus the comparable 27 week period in 1999.

RESULTS OF OPERATIONS

         The following discussions compare the Company's results of operations for the 13 weeks ended July 1, 2000 with its results for the 13 weeks ended June 26, 1999, and the Company's results of operations for the 27 weeks ended July 1, 2000 with its results for the 26 weeks ended June 26, 1999. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED JUNE 26, 1999

         NET SALES

         Net sales were $23.1 million for the 13 weeks ended July 1, 2000, representing a decrease of $5.2 million, or 18.3%, over net sales for the 13 weeks ended June 26, 1999. Net sales for the 36 stores closed (net of openings) subsequent to fiscal 1998 accounted for $4.0 million of the decrease in net sales. Comparable store net sales for the 13 weeks ended
July 1, 2000 decreased $994,000, or 4.5%. The decrease in comparable store net sales is primarily due to soft sandal sales resulting from an over-supply of sandals in the market. The Company expects to open two additional stores during the remainder of fiscal 2000.

         GROSS PROFIT

         Gross profit was $10.7 million for the 13 weeks ended July 1, 2000, representing a decrease of $3.0 million, or 21.9%, over gross profit for the 13 weeks ended June 26, 1999. Gross profit as a percentage of net sales decreased to 46.5% for the 13 weeks ended July 1, 2000 from 48.6% for the 13 weeks ended June 26, 1999. The decrease in gross profit as a percentage of net sales is primarily due to additional markdowns taken in response to increased competition in the sandal market than experienced in the 13 weeks ended June 26, 1999.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $9.1 million for the 13 weeks ended July 1, 2000, representing a decrease of $1.9 million, or 17.6%, from selling and marketing expenses for the 13 weeks ended June 26, 1999. Approximately $800,000 of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of 2000. The remaining decrease is primarily attributable to decreased operating costs related to operating
29 fewer Track `n Trail and Overland Trading stores at July 1, 2000 versus June 26, 1999. As a percentage of net sales, selling and marketing expenses increased to 39.3% for the 13 weeks ended July 1, 2000 from 38.9% for the 13 weeks ended June 26, 1999, primarily due to the decrease in comparable store net sales during the 13 weeks ended July 1, 2000.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $1.9 million for the 13 weeks ended July 1, 2000, representing a decrease of $383,000, or 16.7%, from administrative and distribution expenses for the 13 weeks ended June 26, 1999. As a percentage of net sales, administrative and distribution expenses increased to 8.3% for the 13 weeks ended July 1, 2000 from 8.1% for the 13 weeks ended June 26, 1999. The decrease in dollars is primarily due to a benefit derived from reversing a severance reserve of $93,000 in connection with management changes that occurred during the fourth quarter of fiscal 1999 and the closure of the Eagles Nest regional office in the first quarter of 2000. The increase in administration and distribution expenses as a percentage of net sales is primarily due to the decrease in comparable store net sales during the 13 weeks ended July 1, 2000.

         RESTRUCTURING, IMPAIRMENT, AND RELATED COSTS

         Restructuring, impairment, and related costs were ($340,000), or (1.5%), of net sales for the 13 weeks ended July 1, 2000. The benefit was a result of a $452,000 adjustment to the reserves related to the 1999 restructuring plan based on future payments (See Note 4 of the "Notes To Consolidated Financial Statements"). The benefit was offset by $112,000 paid in the second quarter of fiscal 2000 for legal and other related costs for 15 completed lease buyouts. No restructuring, impairment, and related costs were recorded during the 13 weeks ended June 26, 1999.

         INTEREST EXPENSE

         Interest expense was $413,000, or 1.8% of net sales, for the 13 weeks ended July 1, 2000, representing an increase of $103,000 from interest expense of $310,000, or 1.1% of net sales, for the 13 weeks ended June 26, 1999. The increase is primarily attributable to increased prime lending rates during the past 12 months and an increase of the average outstanding principal balance of the Company's credit facility in the second quarter of fiscal 2000 over that of the second quarter of fiscal 1999.

         NET  LOSS

         The Company's net loss for the 13 weeks ended July 1, 2000 was $191,000, representing a decrease of $236,000 from a net income of $45,000 for the 13 weeks ended June 26, 1999.

         TWENTY-SEVEN WEEKS ENDED JULY 1, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 26, 1999

         NET SALES

         Net sales were $46.5 million for the 27 weeks ended July 1, 2000, representing a decrease of $5.1 million, or 9.9%, over net sales of $51.6 million for the 26 weeks ended June 26, 1999. Net sales for the 36 stores closed (net of openings) subsequent to fiscal 1998 accounted for $6.5 million of the decrease in net sales. Comparable store net sales for the first 26 weeks in the period ended June 24, 2000 decreased $315,000, or 0.8%. These decreases were offset by a $1.8 million increase in net sales due to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (twenty-seven week period for the first half of fiscal 2000 and twenty-six week period for the first half of fiscal 1999). The Company expects to open two additional stores during the remainder of fiscal 2000.

         GROSS PROFIT

         Gross profit was $22.6 million for the 27 weeks ended July 1, 2000, representing a decrease of $1.8 million, or 7.4%, over gross profit for the 26 weeks ended June 26, 1999. Gross profit as a percentage of net sales increased to 48.7% for the 27 weeks ended July 1, 2000 from 47.4% for the 26 weeks ended June 26, 1999. The increase in gross profit as a percentage of net sales is primarily due to two factors: 1) the $290,000 benefit derived from a better than expected liquidation of the 42 stores closed as part of the restructuring plan, and 2) the January 2000 closure of the Eagles Nest stores on which margins were generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $19.0 million for the 27 weeks ended July 1, 2000, representing a decrease of $2.9 million, or 13.3%, from selling and marketing expenses for the 26 weeks ended June 26, 1999. Approximately $1.3 million of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of 2000. The remaining decrease is primarily attributable to decreased operating costs related to operating 29 fewer Track `n Trail and Overland Trading stores at July 1, 2000 versus June 26, 1999. As a percentage of net sales, selling and marketing expenses decreased to 40.8% for the 27 weeks ended July 1, 2000 from 42.4% for the 26 weeks ended July 26, 1999, primarily as a result of the spreading of monthly lease payments over an additional week of net sales.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $4.2 million for the 27 weeks ended July 1, 2000, representing a decrease of $457,000, or 9.7% from administrative and distribution expenses for the 26 weeks ended June 26, 1999. As a percentage of net sales, administrative and distribution expenses were 9.1% for the 27 weeks ended July 1, 2000 and 9.1% for the 26 weeks ended June 26, 1999. The decrease in dollars is primarily due to the management changes that occurred during the fourth quarter of 1999 and the closure of the Eagles Nest regional office in the first quarter of 2000.

         RESTRUCTURING, IMPAIRMENT AND RELATED COSTS

         Restructuring, impairment, and related costs were ($340,000), or (0.7%), of net sales for the 27 weeks ended July 1, 2000. The benefit was a result of a $452,000 adjustment to the reserves related to the 1999 restructuring plan based on future payments (See Note 4 of the "Notes To Consolidated Financial Statements"). The benefit was offset by $112,000 paid in the second quarter of fiscal 2000 for legal and other related costs for 15 completed lease buyouts. No restructuring, impairment, and related costs were recorded during the 26 weeks ended June 26, 1999.

         INTEREST EXPENSE

         Interest expense was $756,000, or 1.6% of net sales, for the 27 weeks ended July 1, 2000, representing an increase of $198,000 from interest expense of $558,000, or 1.1% of net sales, for the 26 weeks ended June 26, 1999. The increase is primarily attributable to increased prime lending rates during the past 12 months and an increase of the average outstanding principal balance of the Company's credit facility in the first half of fiscal 2000 over that of the first half of fiscal 1999.

         NET  LOSS

         The Company's net loss for the 27 weeks ended July 1, 2000 was $584,000, representing an improvement of $962,000 from a net loss of $1.5 million for the 26 weeks ended June 26, 1999.

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

         Net cash used for operating activities for the 27 weeks ended July 1, 2000 was $1.7 million. Net cash used for or provided by operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory and accounts payable. Inventories at July 1, 2000 were $31.1 million compared to $34.1 million at December 25, 1999. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The decrease in inventory between December 25, 1999 and July 1, 2000 relates primarily to the closure of 43 stores (net of openings) during the 27 weeks ended July 1, 2000. This decrease is lessened by the fact that the inventory in the stores scheduled to be closed had been written down to its net realizable value at December 25, 1999 and by seasonal differences.

         The Company had $22.9 million in working capital as of July 1, 2000 compared to $7.1 million at the end of fiscal 1999, representing an increase of $15.8 million. The increase in working capital is primarily the result of reclassifying $16.0 million to long term debt as a result of the New Revolver. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise. In addition, the Company requires incremental working capital to stock each new store upon opening.

         Capital expenditures were $466,000 for the 27 weeks ended July 1, 2000. Capital expenditures in the first 27 weeks of 2000 were primarily for the build-out of two stores opened in this period, the build-out of one store opened in 1999 and an upgrade to the corporate phone system. The Company estimates capital expenditures for the remainder of the year to be approximately $150,000 for the build-out of approximately two additional stores, approximately $450,000 for the remodeling of three stores and approximately $50,000 for software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed 42 stores as part of the restructuring plan adopted in fiscal 1999 and three other underperforming stores in the first half of fiscal 2000. As of July 1, 2000, a reserve of $3.3 million remains for the remaining lease obligations and related costs associated with the 1999 restructuring plan. The Company anticipates that the remaining lease obligations will be paid by the end of fiscal 2000 by cash generated from operations and additional borrowings on the New Revolver.

         Net cash provided by financing activities for the 27 weeks ended July 1, 2000 was $212,000, and consisted of borrowings under the Company's revolving line of credit to fund working capital requirements offset by loan fees associated with obtaining the New Revolver.

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

PART II:  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         At the Company's Annual Meeting of Stockholders held on April 27, 2000, the following individual was elected to the Board of Directors:

                                              Votes For                 Votes Withheld
                                       ------------------------    ------------------------

             Barbara J. Suechting             6,345,635                   14,960


As Class II director, Barbara J. Suechting will serve until the Annual Meeting of Stockholders in 2003; or such time as a successor is elected and qualified.

The resolution for the amendment of the Company's certificate of incorporation to effect a one-for-two reverse stock split of the Company's outstanding common stock was not approved at the Company's Annual Meeting of Stockholders by the following vote:


                          For                            Against                          Abstain
             ------------------------------    -----------------------------    -----------------------------
                       2,180,473                        4,179,888                           234


In addition, the proposal to appoint the firm of PricewaterhouseCoopers LLP as the independent public accountants of the Company was approved at the Company's Annual Meeting of Stockholders by the following vote:


                          For                            Against                          Abstain
             ------------------------------    -----------------------------    -----------------------------
                       6,349,835                          10,560                            200


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




                                 TRACK `N TRAIL

Date:  August 8, 2000            By:            /s/  Daniel J. Nahmens
                                        ---------------------------------------
                                                   Daniel J. Nahmens

                                         Executive Vice President - Finance and
                                         Chief Financial Officer and Treasurer
                                        (on behalf of the Registrant and as the
                                          Registrant's Principal Financial and
                                                  Accounting Officer)