Form 10-Q
period 2000-09-30
TRACK N TRAIL INC
filed 2000-11-14
CIK 1029932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of November 14, 2000 was 7,167,866.

                                 TRACK 'N TRAIL

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX
                                      -----


                                                                                                             PAGE
                                                                                                             ----


PART I:       FINANCIAL INFORMATION (UNAUDITED)

              Item 1.      Financial Statements

                           Consolidated Balance Sheets as of September 30, 2000
                           and December 25, 1999..............................................................1

                           Consolidated Statements of Operations for the 13-Weeks and 40-Weeks ended
                           September 30, 2000 and the 13-Weeks and 39-Weeks ended September 25, 1999..........2

                           Consolidated Statements of Cash Flows for the 40-Weeks ended
                           September 30, 2000 and the 39-Weeks ended September 25, 1999.......................3

                           Notes to Consolidated Financial Statements........................................4-6

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................6-10

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................10-11

PART II:      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K..................................................12

SIGNATURES...................................................................................................13


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                        TRACK 'N TRAIL AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  ----------



                                                                                SEPTEMBER 30,      DECEMBER 25,
                                                                                    2000               1999
                                                                              -----------------   --------------
                                                                                (unaudited)


                                  ASSETS
Current assets:
    Cash and cash equivalents                                               $           494     $         3,069
    Accounts receivable                                                                 917               1,898
    Income taxes receivable                                                             126               1,710
    Inventories                                                                      29,804              34,099
    Prepaid expenses                                                                    388                 662
    Prepaid income taxes                                                                519                  --
    Deferred income taxes                                                             2,831               2,831
                                                                              --------------      --------------
            Total current assets                                                     35,079              44,269

Fixed assets, net                                                                     8,793               9,513
Goodwill, net                                                                         2,634               2,757
Deferred income taxes                                                                 3,646               3,646
Other assets                                                                            282                  --
                                                                              --------------      --------------

            Total assets                                                    $        50,434     $        60,185
                                                                              ==============      ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                       $            --     $        15,534
    Accounts payable                                                                  7,481              13,772
    Reserve for store closings and restructuring costs                                2,403               4,782
    Accrued payroll                                                                     523               1,008
    Sales tax payable                                                                   430                 945
    Accrued expenses and other liabilities                                              947               1,106
                                                                              --------------      --------------
            Total current liabilities                                                11,784              37,147

Deferred rent                                                                         1,617               1,483
Long-term debt, net of current portion                                               16,197                   5
                                                                              --------------      --------------

            Total liabilities                                                        29,598              38,635
                                                                              --------------      --------------


Stockholders' equity:
    Preferred stock, $0.01 par value; 2,000,000 shares
      authorized; no shares issued or outstanding                                        --                  --
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; 7,167,866 and 6,959,476 shares issued and
      outstanding at September 30, 2000 and December 25, 1999, respectively              72                  70
    Additional paid-in capital                                                       25,984              25,962
    Retained deficit                                                                 (5,220)             (4,482)
                                                                              --------------      --------------

            Total stockholders' equity                                               20,836              21,550
                                                                              --------------      --------------

            Total liabilities and stockholders' equity                      $        50,434     $        60,185
                                                                              ==============      ==============




   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   ----------
                                   (unaudited)



                                                                              PERIOD ENDED
                                              ----------------------------------------------------------------------------------
                                               SEPTEMBER 30,          SEPTEMBER 25,         SEPTEMBER 30,         SEPTEMBER 25,
                                                   2000                   1999                  2000                  1999
                                                (13 WEEKS)             (13 WEEKS)            (40 WEEKS)            (39 WEEKS)
                                              --------------         -------------         --------------        --------------


Net sales                                    $        25,329        $       29,671        $        71,793       $        81,267
Cost of sales                                         14,096                15,906                 37,918                43,056
                                              --------------         -------------         --------------        --------------
          Gross profit                                11,233                13,765                 33,875                38,211
                                              --------------         -------------         --------------        --------------

Operating expenses:
    Selling and marketing                              9,531                11,709                 28,491                33,579
    Administrative and distribution                    1,938                 2,090                  6,185                 6,794
    Restructuring and impairment costs
    (reserve reduction)                                 (384)                   --                   (724)                   --
                                              --------------         -------------         --------------        --------------

          Total operating expenses                    11,085                13,799                 33,952                40,373
                                              --------------         -------------         --------------        --------------

          Operating income (loss)                        148                   (34)                   (77)               (2,162)

Other expense:
    Interest expense                                     393                   317                  1,149                   875
    Other, net                                            10                    66                      2                   117
                                              --------------         -------------         --------------        --------------

          Loss before income taxes                      (255)                 (417)                (1,228)               (3,154)

Income tax provision (benefit)                          (102)                   92                   (491)               (1,099)
                                              --------------         -------------         --------------        --------------

          Net loss                           $          (153)        $        (509)        $         (737)       $       (2,055)
                                              ==============         =============         ==============        ==============

Loss per share:

    Basic                                    $         (0.02)        $       (0.07)        $        (0.10)       $        (0.30)
                                              ==============         =============         ==============        ==============
    Diluted                                  $         (0.02)        $       (0.07)        $        (0.10)       $        (0.30)
                                              ==============         =============         ==============        ==============




   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                   ----------
                                   (unaudited)



                                                                                SEPTEMBER 30,        SEPTEMBER 25,
                                                                                    2000                  1999
                                                                                 (40 WEEKS)           (39 WEEKS)
                                                                                -------------        --------------


Cash flows from operating activities:
    Net loss                                                                    $       (737)        $       (2,055)
    Adjustments to reconcile to cash used for operating activities:
      Depreciation and amortization                                                    1,586                  1,997
      Loss on disposal of fixed assets                                                    30                     56
      Adjustments to reserve for store closings and restructuring costs               (1,010)                    --
      Cash provided by (used for) changes in operating assets and liabilities:
          Accounts receivable                                                            981                  1,473
          Income taxes receivable                                                      1,584                    130
          Inventories                                                                  4,295                 (1,395)
          Prepaid expenses                                                               274                     65
          Prepaid income taxes                                                          (519)                (1,458)
          Accounts payable and other accrued liabilities                              (7,450)                (3,071)
          Reserve for store closings and restructuring costs                          (1,369)                    --
          Income taxes payable                                                            --                   (687)
          Deferred rent                                                                  134                    171
                                                                               -------------         --------------

          Cash used for operating activities                                          (2,201)                (4,774)
                                                                               -------------         --------------

Cash flows from investing activities:
    Purchases of fixed assets                                                           (773)                (1,872)
    Proceeds from sale of fixed assets                                                    --                     22
                                                                               -------------         --------------

          Cash used for investing activities                                            (773)                (1,850)
                                                                               -------------         --------------

Cash flows from financing activities:
    Bank line of credit:
      Borrowings                                                                      92,299                 51,217
      Repayments                                                                     (91,602)               (45,332)
    Long-term debt:
      Repayments                                                                         (39)                  (153)
    Payment of loan fees                                                                (282)                    --
    Net proceeds from issuance of common stock                                            21                     62
    Proceeds from excercise of stock options                                               2                     --
                                                                               -------------         --------------

          Cash provided by financing activities                                          399                  5,794
                                                                               -------------         --------------

          Decrease in cash and cash equivalents                                       (2,575)                  (830)

Cash and cash equivalents, beginning of period                                         3,069                  1,808
                                                                               -------------         --------------

Cash and cash equivalents, end of period                                        $        494         $          978
                                                                               =============        ===============



   The accompanying notes are an integral part of these financial statements.

                         TRACK 'N TRAIL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

       INTERIM RESULTS

       The accompanying consolidated financial statements for the 13 weeks and 40 weeks ended September 30, 2000 and 13 weeks and 39 weeks ended September 25, 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The accompanying consolidated balance sheet as of December 25, 1999 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), has historically experienced significant quarterly fluctuations due to seasonality in operating results and it expects that these fluctuations in sales, expenses, and net income or losses will continue.

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations under SFAS No. 128 is as follows (in thousands, except per share information):


                                                                               Period Ended

                                              -------------------------------------------------------------------------------
                                               September 30,       September 25,        September 30,        September 25,
                                                   2000                 1999                 2000                 1999
                                                (13 weeks)           (13 weeks)           (40 weeks)           (39 weeks)
                                              ----------------    -----------------    -----------------    -----------------

Loss available to common
stockholders for basic and diluted
loss per share............................     $        (153)     $          (509)      $         (737)      $       (2,055)
                                              ================    =================    =================    =================

Weighted average shares for basic and
diluted loss per share....................             7,167                6,889                7,134                6,873
                                              ================    =================    =================    =================

Loss per share:

     Basic................................     $       (0.02)     $         (0.07)      $        (0.10)      $        (0.30)
                                              ================    =================    =================    =================

     Diluted..............................     $       (0.02)     $         (0.07)      $        (0.10)      $        (0.30)
                                              ================    =================    =================    =================


       For the 13 weeks and 40 weeks ended September 30, 2000 and the 13 weeks and 39 weeks ended September 25, 1999, all warrants and options outstanding were not dilutive and, accordingly, were not included in the weighted number of common and common equivalent shares outstanding.


4.     RESTRUCTURING RESERVES

       In fiscal 1999 the Company adopted a restructuring plan to close 42 stores during the first 120 days of fiscal 2000. A reserve was established in fiscal 1999 for $4.8 million for lease termination and other related costs and for severance payments for 12 administrative employees. During the first quarter of fiscal 2000, the Company had completed the closure of all 42 stores and had paid $82,000 in employee severance for 12 administrative employees. Additionally, 29 lease buyouts were negotiated during the second and third quarters of fiscal 2000 for $1.3 million. An additional $164,000 was paid during the second and third quarters of fiscal 2000 for legal and other related costs for the 29 completed lease buyouts. Based on current economic and competitive factors, the Company reopened one of the 42 stores closed as part of the 1999 restructuring plan during the third quarter of fiscal 2000.

       The Company reviewed the adequacy of its remaining reserves related to the 1999 restructuring plan based on expected future payments. Based on this review, the Company reduced its reserve for lease termination and related costs by $1.0 million including $46,000 for the one reopened store. The $1.0 million consists of $888,000 related to better than expected results for completed lease buyouts and $122,000 which was a reserve established against a construction allowance for one of the closed stores. This $122,000 reserve was written off against the associated receivable resulting in no effect on income. Remaining reserves under the restructuring plan relate to the remaining lease obligations and related costs. The following table sets forth the activity in the restructuring reserves (in thousands):










                                                Reserve at                                                     Reserve at
                                               December 25,                                Reserve           September 30,
                                                   1999               Payments           Adjustments              2000
                                              ----------------    -----------------    -----------------    -----------------

Lease termination and other
related costs                                    $ 4,700           $ (1,287)            $ (1,010)              $2,403

Employee severance                                    82                (82)                   0                    0
                                              ----------------    -----------------    -----------------    -----------------
Total                                            $ 4,782           $ (1,369)            $ (1,010)              $2,403
                                              ================    =================    =================    =================


       Additionally, in fiscal 1999, the Company recorded charges of $3.8 million in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure and $493,000 in severance and related expenses in connection with management changes. Due to the successful completion of the liquidation process, the Company reduced cost of sales by $290,000 during the first quarter of fiscal 2000. In addition, during the second quarter of fiscal 2000, the Company reduced administrative and distribution expenses by $93,000 for a severance reserve established in fiscal 1999 in connection with the management changes during the fourth quarter of fiscal 1999.

5.     LONG-TERM DEBT

       In March 2000, the Company obtained a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million dollars. The New Revolver bears variable interest and is collateralized by all of the Company's assets. Borrowings under the New Revolver are limited to specified percentages of eligible inventory and accounts receivable. The New Revolver prohibits the Company from paying dividends without the lender's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios. As the New Revolver is not scheduled to mature until March 2005, the outstanding balance at September 30, 2000 has been classified as noncurrent.

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

OVERVIEW

         The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track `n Trail, a California corporation ("Track `n Trail - California"), and Overland Management Corporation ("Overland"). The Reorganization was accounted for in a manner similar to a pooling of interests. In August 1998 the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. In December 1999, the Company adopted a plan to restructure operations and divest itself of its Eagles Nest locations and also close 35 marginal or unprofitable Track `n Trail and Overland Trading stores. The Company operates in a single business segment. As of September 30, 2000, the Company operated 113 Track `n Trail stores and 45 Overland Trading stores in 33 states.

         Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales increased 0.4% for the 13 weeks ended September 30, 2000 and decreased 0.7% for the 40 weeks ended September 30, 2000 versus the comparable 40 week period in 1999.

RESULTS OF OPERATIONS

         The following discussions compare the Company's results of operations for the 13 weeks ended September 30, 2000 with its results for the 13 weeks ended September 25, 1999, and the Company's results of operations for the 40 weeks ended September 30, 2000 with its results for the 39 weeks ended September 25, 1999. The results achieved in these periods are not necessarily indicative of results to be achieved in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying notes for each period discussed, as well as the information presented in all other sections of this Management's Discussion and Analysis.

         THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

         NET SALES

         Net sales were $25.3 million for the 13 weeks ended September 30, 2000, representing a decrease of $4.3 million, or 14.6%, over net sales for the 13 weeks ended September 25, 1999. Net sales for the 34 stores closed (net of openings) subsequent to fiscal 1998 accounted for $3.9 million of the decrease in net sales. Additionally, a change in the measurement period used for period-to-period comparisons due to a one week shift in the fiscal calendar accounted for approximately a $505,000 decrease in net sales. These decreases were offset by comparable store net sales increase of $95,000, or 0.4%, for the 13 weeks ended September 30, 2000. The Company does not expect to open any additional stores during the remainder of fiscal 2000.

         GROSS PROFIT

         Gross profit was $11.2 million for the 13 weeks ended September 30, 2000, representing a decrease of $2.5 million, or 18.4%, over gross profit for the 13 weeks ended September 25, 1999. Gross profit as a percentage of net sales decreased to 44.3% for the 13 weeks ended September 30, 2000 from 46.4% for the 13 weeks ended September 25, 1999. The decrease in gross profit as a percentage of net sales is primarily due to additional markdowns taken in response to increased competition in the sandal market than experienced in the 13 weeks ended September 25, 1999 and the markdowns taken to liquidate product identified during the quarter which is being discontinued by the Company. Decisions were made in the quarter to reduce the number of SKUs offered, and to reduce inventory levels in an effort to increase inventory turnover and improve cash flow over the next 15 months.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $9.5 million for the 13 weeks ended September 30, 2000, representing a decrease of $2.2 million, or 18.6%, from selling and marketing expenses for the 13 weeks ended September 25, 1999. Approximately $800,000 of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of 2000. The remaining decrease is primarily attributable to decreased operating costs related to operating 26 fewer Track `n Trail and Overland Trading stores at September 30, 2000 versus September 25, 1999. As a percentage of net sales, selling and marketing expenses decreased to 37.6% for the 13 weeks ended September 30, 2000 from 39.5% for the 13 weeks ended September 25, 1999, primarily due to the liquidation of the 42 stores closed as part of the restructuring plan in 1999 which in the aggregate, had higher selling and marketing expenses as a percentage of net sales than the remaining stores.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $1.9 million for the 13 weeks ended September 30, 2000, representing a decrease of $152,000, or 7.3%, from administrative and distribution expenses for the 13 weeks ended September 25, 1999. As a percentage of net sales, administrative and distribution expenses increased to 7.7% for the 13 weeks ended September 30, 2000 from 7.0% for the 13 weeks ended September 25, 1999. The decrease in dollars is primarily due to the closure of the Eagles Nest regional office in the first quarter of 2000. The increase in administration and distribution expenses as a percentage of net sales is primarily due to the decrease in net sales during the 13 weeks ended September 30, 2000.

         RESTRUCTURING AND IMPAIRMENT COSTS (RESERVE REDUCTION)

         Restructuring and impairment costs were ($384,000), or (1.5%), of net sales for the 13 weeks ended September 30, 2000. The benefit was a result of a $437,000 adjustment to the reserves related to the 1999 restructuring plan based on future payments (See Note 4 of the "Notes To Consolidated Financial Statements"). The benefit was offset by $53,000 paid in the third quarter of fiscal 2000 for legal and other related costs for 14 lease buyouts completed during the third quarter of fiscal 2000. No restructuring and impairment costs were recorded during the 13 weeks ended September 25, 1999.

         INTEREST EXPENSE

         Interest expense was $393,000, or 1.6% of net sales, for the 13 weeks ended September 30, 2000, representing an increase of $76,000 from interest expense of $317,000, or 1.1% of net sales, for the 13 weeks ended September 25, 1999. The increase is primarily attributable to higher lending rates which have increased approximately 1.25% during the past 12 months and an increase of the average outstanding principal balance of the Company's credit facility in the third quarter of fiscal 2000 over that of the third quarter of fiscal 1999.

         NET  LOSS

        The Company's net loss for the 13 weeks ended September 30, 2000 was $153,000, representing a decrease of $356,000 from a net loss of $509,000 for the 13 weeks ended September 25, 1999.


         FORTY WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999

         NET SALES

         Net sales were $71.8 million for the 40 weeks ended September 30, 2000, representing a decrease of $9.5 million, or 11.7%, over net sales for the 39 weeks ended September 25, 1999. Net sales for the 34 stores closed (net of openings) subsequent to fiscal 1998 accounted for $10.7 million of the decrease in net sales. Comparable store net sales for the first 39 weeks in the period ended September 23, 2000 decreased $696,000, or 1.1%. The decrease in comparable store net sales is primarily due to soft sandal sales resulting from an over-supply of sandals in the market. These decreases were offset by a $1.9 million increase in net sales due to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (forty week period for the first three quarters of fiscal 2000 and thirty-nine week period for the first three quarters of fiscal 1999). The Company does not expect to open any additional stores during the remainder of fiscal 2000.

         GROSS PROFIT

         Gross profit was $33.9 million for the 40 weeks ended September 30, 2000, representing a decrease of $4.3 million, or 11.3%, over gross profit for the 39 weeks ended September 25, 1999. Gross profit as a percentage of net sales increased to 47.2% for the 40 weeks ended September 30, 2000 from 47.0% for the 39 weeks ended September 25, 1999. The increase in gross profit as a percentage of net sales is primarily due to two factors: 1) the $290,000 benefit derived from a better than expected liquidation of the 42 stores closed as part of the restructuring plan, and 2) the January 2000 closure of the Eagles Nest stores on which margins were generally lower than the margins on sales attributable to the Track `n Trail and Overland Trading stores. These increases are partially offset by additional markdowns taken in response to increased competition in the sandal market than experienced during the 39 weeks ended September 25, 1999 and the markdowns taken to liquidate redundant merchandise which is being phased out.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses were $28.5 million for the 40 weeks ended September 30, 2000, representing a decrease of $5.1 million, or 15.2%, from selling and marketing expenses for the 39 weeks ended September 25, 1999. Approximately $2.2 million of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of 2000. The remaining decrease is primarily attributable to decreased operating costs related to operating 26 fewer Track `n Trail and Overland Trading stores at September 30, 2000 versus September 25, 1999. As a percentage of net sales, selling and marketing expenses decreased to 39.7% for the 40 weeks ended September 30, 2000 from 41.3% for the 39 weeks ended September 25, 1999, primarily as a result of the spreading of monthly lease payments over an additional week of net sales. The remaining decrease is due to the liquidation of the 42 stores closed as part of the restructuring plan in 1999 which in the aggregate, had higher selling and marketing expenses as a percentage of net sales than the remaining stores.

         ADMINISTRATIVE AND DISTRIBUTION EXPENSES

         Administrative and distribution expenses were $6.2 million for the 40 weeks ended September 30, 2000, representing a decrease of $609,000, or 9.0% from administrative and distribution expenses for the 39 weeks ended September 25, 1999. As a percentage of net sales, administrative and distribution expenses were 8.6% for the 40 weeks ended September 30, 2000 and 8.4% for the 39 weeks ended September 25,
1999. The decrease in dollars is primarily due to the management changes that occurred during the fourth quarter of 1999 and the closure of the Eagles Nest regional office in the first quarter of 2000. The increase in administration and distribution expenses as a percentage of net sales is primarily due to the decrease in net sales during the 40 weeks ended September 30, 2000.

         RESTRUCTURING AND IMPAIRMENT COSTS (RESERVE REDUCTION)

         Restructuring and impairment costs were ($724,000), or (1.0%), of net sales for the 40 weeks ended September 30, 2000. The benefit was a result of a $888,000 adjustment to the reserves related to the 1999 restructuring plan based on future payments (See Note 4 of the "Notes To Consolidated Financial Statements"). The benefit was offset by $164,000 paid in the second and third quarters of fiscal 2000 for legal and other related costs for 29 completed lease buyouts. No restructuring and impairment costs were recorded during the 39 weeks ended September 25, 1999.

         INTEREST EXPENSE

         Interest expense was $1.1 million, or 1.6% of net sales, for the 40 weeks ended September 30, 2000, representing an increase of $274,000 from interest expense of $875,000, or 1.1% of net sales, for the 39 weeks ended September 25, 1999. The increase is primarily attributable to higher lending rates which have increased approximately 1.25% during the past 12 months and an increase of the average outstanding principal balance of the Company's credit facility in the first three quarters of fiscal 2000 over that of the first three quarters of fiscal 1999.

         NET  LOSS

         The Company's net loss for the 40 weeks ended September 30, 2000 was $737,000, representing an improvement of $1.3 million from a net loss of $2.1 million for the 39 weeks ended September 25, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow and borrowings under its revolving line of credit. The Company's liquidity requirements relate primarily to the financing of inventories, build-out of new stores, remodeling of existing stores and the implementation of the restructuring plan.

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

         Net cash used for operating activities for the 40 weeks ended September 30, 2000 was $2.2 million. Net cash used for or provided by operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory and accounts payable. Inventories at September 30, 2000 were $29.8 million compared to $34.1 million at December 25, 1999. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas. The decrease in inventory between December 25, 1999 and September 30, 2000 relates primarily to the closure of 41 stores (net of openings) during the 40 weeks ended September 30, 2000. Additionally, decisions were made in the quarter to reduce the number of SKUs offered, and to reduce inventory levels in an effort to increase inventory turnover and improve cash flow over the next 15 months. This decrease is lessened by the fact that the inventory in the stores scheduled to be closed had been written down to its net realizable value at December 25, 1999 and by seasonal differences.


         The Company had $23.3 million in working capital as of September 30, 2000 compared to $7.1 million at the end of fiscal 1999, representing an increase of $16.2 million. The increase in working capital is primarily the result of reclassifying $16.2 million to long term debt as a result of the New Revolver. The Company's working capital needs historically have been seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the spring selling season.

Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season and payments coming due for back-to-school merchandise.

         Capital expenditures were $773,000 for the 40 weeks ended September 30, 2000. Capital expenditures in the first 40 weeks of 2000 were primarily for the build-out of three stores opened in this period, the build-out of one store opened in 1999, the relocation of an existing store, and an upgrade to the corporate phone system. The Company estimates capital expenditures for the remainder of the year to be approximately $300,000 for the remodeling of one store and routine software and hardware upgrades.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed 42 stores as part of the restructuring plan adopted in fiscal 1999 and three other underperforming stores in the first half of fiscal 2000. Based on current economic and competitive factors, the Company reopened one of the 42 stores closed as part of the 1999 restructuring plan during the third quarter of fiscal 2000. As of September 30, 2000, a reserve of $2.4 million remains for the remaining lease obligations and related costs associated with the 1999 restructuring plan. The Company anticipates that the remaining lease obligations will be paid by the end of the first quarter of fiscal 2001 by cash generated from operations and additional borrowings on the New Revolver.

         Net cash provided by financing activities for the 40 weeks ended September 30, 2000 was $399,000, and consisted of borrowings under the Company's revolving line of credit to fund working capital requirements offset by loan fees associated with obtaining the New Revolver.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

         INTEREST RATE RISK

         The Company's New Revolver exposes earnings to changes in short-term interest rates since the interest rates on the New Revolver are variable. If the variable rates on the Company's New Revolver were to increase by 1% from the rate at September 30, 2000 and the Company borrowed the maximum amount available ($25.0 million) for all of fiscal 2001, the Company's interest expense would increase, solely as a result of the increase in interest rates, resulting in a $150,000 decrease in net income. The marginal income tax rate of 40.0% was used in this analysis. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. The fair value of the Company's New Revolver is not believed to be materially affected by changes in market interest rates.

         FOREIGN EXCHANGE RISK

         The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations to be material.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


(a)     Exhibit
        Number                 Description of Document
    --------------------     -------------------------------------------------------------
        27.1                   Financial Data Schedule


(b)      Reports on Form 8-K:

         A Form 8-K was filed on September 1, 2000 announcing the resignation of the Company's Chief Operating Officer.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.




                                  TRACK `N TRAIL






Date:  November 14, 2000          By:    /s/ Daniel J. Nahmens
                                      -----------------------------------------
                                                  Daniel J. Nahmens

                                       Executive Vice President - Finance and
                                         Chief Financial Officer and Treasurer
                                        (on behalf of the Registrant and as the
                                          Registrant's Principal Financial and
                                                  Accounting Officer)