Form 10-K405
period 2000-12-31
TRACK N TRAIL INC
filed 2001-05-15
CIK 1029932

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-22359

TRACK 'n TRAIL
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1778085 (I.R.S. Employer Identification No.)
4961-A Windplay Drive, El Dorado Hills, California (Address of principal executive offices)	95762 (Zip Code)

Registrant's telephone number, including area code: (916) 933-4525

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /x/.

    The aggregate market value of Common Stock held by non-affiliates of the registrant on May 8, 2001 was $107,000.

    On May 8, 2001 the registrant had 7,176,277 shares of Common Stock outstanding.

PART I

ITEM 1. BUSINESS

    Track 'n Trail, a Delaware corporation (together with its subsidiaries, unless the context otherwise requires, the "Company"), is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. Pursuant to the reorganization (the "Reorganization") effected in October 1997, the Company acquired the businesses conducted by its subsidiaries, Track 'n Trail, a California corporation ("Track 'n Trail- California"), and Overland Management Corporation ("Overland"). The Company obtained 33 Overland Trading stores by acquiring control of Overland on October 25, 1996. On August 26, 1998, the Company acquired Nevin's Eagles Nest, Inc. ("Eagles Nest"), a retailer of premium branded outdoor apparel. The Company operates in a single business segment.

    In December 1999, the Company adopted a plan to restructure operations and divest itself of its Eagles Nest locations and also close 35 marginal or unprofitable Track 'n Trail and Overland stores. The Company successfully closed the 35 Track 'n Trail stores and seven Eagles Nest stores in the first quarter of fiscal 2000 and has negotiated settlements with the landlords on 32 of the 42 lease agreements.

    As of December 30, 2000, the Company operated 158 stores in 33 states under the Track 'n Trail and Overland Trading names. All but three of the Company's stores are located in regional or super-regional shopping malls, located throughout the United States. Each Track 'n Trail and Overland store offers a wide range of rugged walking and fashion casual shoes, sandals and boots, featuring brands such as Timberland, Dr. Martens, Birkenstock, Vans, Teva, Etnies, Clarks, Ecco and Rockport.

    The Company targets middle to upper income consumers, with the Track 'n Trail stores focusing on consumers in the 15- to 40-year-old age group and the Overland Trading stores focusing on the 25- to 55-year-old age group. The Company markets to these two different customer segments through distinct merchandise assortments and store designs. The Track 'n Trail stores offer a merchandise selection that emphasizes fashionable, performance-oriented footwear and each store typically features an all-glass front, and earth-tone interiors reminiscent of an outdoor setting. The Company's Overland Trading stores are designed and offer merchandise to appeal to a slightly older and more conservative consumer, with a focus on traditional and comfort-oriented styles displayed in a contemporary, natural wood setting. Track 'n Trail stores average approximately 2,032 square feet in size and the Overland Trading stores average approximately 1,513 square feet in size. As of December 30, 2000, the Company operated 113 Track 'n Trail stores in 32 states and 45 Overland Trading stores in 14 states.

    Subsequent to the end of fiscal 2000, on April 13, 2001 (the "Petition Date"), the Company and its operating subsidiaries filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Company, will be appointed in the Chapter 11 case. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under the plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see Note 15 of the "Notes to Consolidated Financial Statements"). In connection with filing for bankruptcy protection, in April 2001 the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001. (See Note 15 of the "Notes To Consolidated Financial Statements").

Operating Strategies

    The Company's goal is to become the premier destination specialty retailer of casual, outdoor and adventure footwear. To accomplish its goal, the Company is pursuing the following operational strategies:

  •
  Brand Name Merchandise.  Management believes that brand name identity is of paramount importance to its target customer in making footwear purchasing decisions. The Company focuses on carrying authentic, well-established brand names for each product category. For example, the Company offers the Timberland brand for quality hiking, work, performance and casual boots and shoes. For younger buyers of "alternative" footwear, the Company offers Dr. Martens, Skechers, Vans, and Etnies shoes. The Company features the Ecco and Rockport brands in the walking shoe and rugged walking category and the Birkenstock brand in walking sandals. In the category of performance, water and active sandals, the Company offers the Teva brand. Management believes that each of the foregoing brands is recognized as one of the well established brand names in the primary category it represents.

  •
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

  •
  Capitalize on Two Distinct Demographic Groups.  Management believes that the Company's two distinct retail concepts enable it to serve diverse and rapidly growing demographic groups. Track 'n Trail stores are designed and offers merchandise to target 15- to 40-year-olds, while Overland Trading stores target 25- to 55-year-olds. The Track 'n Trail strategy is to focus on products that reflect an active and performance-oriented lifestyle, which the Company believes are particularly popular with the fast-growing 15- to 24-year-old age group. Overland Trading stores are designed to appeal more to the large 25- to 55-year-old age group. Management plans to differentiate the two footwear retail concepts to a greater degree in malls in which the Company operates both a Track 'n Trail store and an Overland Trading store.

  •
  Focused Merchandising Strategy.  To tailor the merchandise mix to individual stores' customer profiles, increase inventory efficiency and minimize lost sales due to out-of-stock occurrences, the Company analyzes detailed sales and inventory data generated by the Company's advanced information and distribution systems on a daily basis. The Company's systems, which feature automatic replenishment, point-of-sale ("POS") data collection and electronic data interchange ("EDI"), capture net sales and inventory data daily on a store-by-store basis for each stock keeping unit ("SKU").

  •
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

    Merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company's corporate offices. The Company's product purchasing is coordinated through a centralized merchandising department under the direction of its General Merchandising Manager. The merchandising department currently consists of approximately 19 persons, including a merchandising manager, three buyers for the Track 'n Trail stores and two buyers for the Overland Trading stores. The Company's Track 'n Trail and Overland Trading buyers operate independently, allowing them to focus on their distinct customers' merchandise preferences and lifestyles. These buyers are supported by stock allocation analysts and assistants, who manage the Company's computerized merchandise planning system. Management also receives input from the Company's 11 district managers regarding local or regional factors relevant to merchandising decisions.

    The principal categories of product offered by the Company's concepts and selected vendors for each, are summarized below:

Men's and Women's Functional and Sport Specific Merchandise

    Functional products are designed to perform under adverse conditions or for a specific activity such as hiking and water sports, field and duty, skateboarding, snowsports and inclement weather.

Selected Track 'n Trail Vendors	Selected Overland Trading Vendors
Timberland	Timberland
Salomon	Teva
Merrell	Columbia
Caterpillar
Teva
Vans
Etnies
Adidas
Columbia

Men's and Women's Casual Wear

    Casual footwear and sportswear is designed primarily for everyday wear such as walking shoes.

Selected Track 'n Trail Vendors	Selected Overland Trading Vendors
Birkenstock	Timberland
Rockport	Clarks
Timberland	Rockport
Dr. Martens	Ecco
Born	Birkenstock
Simple	Dr. Martens
Skechers	Skechers
Ugg	Born
Mia	Sperry

    The following table sets forth the Company's merchandise assortment by category as a percentage of net sales for the periods shown:

	Fiscal
	2000	1999	1998
Men's and Women's Functional and Sport Specific Footwear	40%	28%	28%
Men's and Women's Casual Footwear			60
Apparel	52	58	2
Men's, Women's and Children's Slippers	0	5	1
Children's Footwear	1	1	1
	0	1
Shoe Care Products, Hosiery and Accessories	7	7	8

	100%	100%	100%

Accessories

    The Company also offers accessories, including socks, backpacks and shoe care products such as sprays and polishes. Some of these accessories carry the same brand names as the footwear sold by the Company, although most are supplied by different manufacturers. Accessories accounted for approximately 6.5% of net sales at the Track 'n Trail and Overland Trading stores in fiscal 2000.

Purchasing and Sourcing

    The Company believes that its ability to buy in large quantities directly from suppliers helps it to plan merchandise flow effectively and to obtain competitive pricing and trade terms. Although the Company deals with approximately 100 vendors, a substantial portion of the Company's merchandise is provided by a limited number of brand name suppliers. The Company's ten largest suppliers accounted for approximately 58.4% of the Company's net sales in fiscal 2000. In fiscal 2000, Dr. Martens, Timberland and Birkenstock accounted for 21.5%, 13.4% and 8.6% of the Company's total net sales, respectively.

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

Store Operations

    The Company operated 158 stores as of December 30, 2000, all but three of which were located in regional or super-regional shopping malls. Although all stores are integrated into the Company's inventory control, distribution and management information systems, Track 'n Trail and Overland Trading stores differ in format, merchandise content and decor because of their different targeted customer bases.

Track 'n Trail Store Format

    The Track 'n Trail storefront design typically features an all glass 20-to 30-foot front, enabling customers to view featured products on display as well as the extensive product assortment available inside the store. Product display fixtures at several stores are designed to represent rock formations, which may also be incorporated into customer seating fixtures and waterfall display pieces. The store interiors feature natural-tone walls, accent trim, furniture and fixtures. Floor coverings are natural wood or soft earth-tone carpeting, and often include colorful murals depicting outdoor scenes, providing an environment that is both aesthetically pleasing and complementary to the product displays. Each style of footwear is displayed by category, such as hiking boots or sandals. Merchandise is typically featured on fixtures along the walls of the stores, with product categories indicated by an overhead sign. The six Track 'n Trail stores located in the Mills malls feature a contemporary "industrial" decor, and utilize industrial equipment throughout as props and fixtures. Track 'n Trail stores average approximately 2,032 square feet in size, of which 40% to 60% is devoted to the sales floor.

Overland Trading Store Format

    Overland Trading stores generally feature interiors that are well lighted, open and inviting. Most stores have two display windows in which a representative collection of merchandise is presented. Store furnishings are constructed of high-quality light woods that contrast against the rich, emerald green floor coverings. Management believes that the Overland Trading stores' more traditional environment conveys the high quality of merchandise and service sought by the Overland Trading concept's more mature target consumer. The Overland Trading merchandising approach focuses on the high-quality brands carried. Each major brand is housed as a "collection" in a distinct wall section, which is delineated by architectural elements and by a distinctive, back-lit overhead sign carrying the vendor's logo. For example, men's Timberland footwear is presented as a collection within a defined wall section, with a back-lit Timberland sign overhead. Overland Trading stores have sales floors similar in size to those at Track 'n Trail stores, but the stores acquired by the Company in October 1996 have smaller stockrooms. The Company has incorporated larger stockrooms in the Overland Trading stores opened after the acquisition of Overland in order to minimize missed sales opportunities due to shortages of high-demand products. Overland Trading stores average approximately 1,513 square feet in size, of which 40% to 60% is devoted to the sales floor.

Store Management and Compensation

    The Company's Vice President-Stores and 11 district managers visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and merchandise presentation. Each store has a store manager who is responsible for supervision and overall operations, one to two assistant managers and approximately four to eight sales associates, most of whom work part-time.

    The district managers receive fixed salaries and are eligible for incentive bonuses, primarily based on their achievement of the goals stated in the Company's Management by Objective ("MBO") program. The MBO program focuses on reviewing, managing and improving two key objectives: net sales and inventory shrinkage. In fiscal 2000 the Company implemented a new compensation plan for their store managers. Store managers receive a base salary plus commission on both personal sales as well as store sales. In addition, store managers are also eligible for an inventory shrinkage incentive based on their achievement of the goals stated in the MBO program. To support the MBO program, the Company has developed an appraisal system to monitor each store's performance on a monthly and quarterly basis. Each appraisal focuses on a store's performance in a key compliance area such as customer service, visual presentation, store operations or loss prevention, to support performance in the key MBO objectives. The Company also monitors many other store-level variables from its corporate offices, including payroll costs, refund levels, register variances, telephone bills and similar items.

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

    The Company operated 158 stores in 33 states as of December 30, 2000, as set forth in the following table:

Track 'n Trail Stores

State	Current Stores
Alabama	1
Alaska	1
Arkansas	1
California	15
Colorado	4
Connecticut	3
Florida	2
Georgia	5
Idaho	1
Illinois	9
Indiana	4
Iowa	1
Kentucky	2
Maine	2
Massachusetts	3
Michigan	11
Minnesota	4
Missouri	1
North Carolina	3
Nebraska	1
Nevada	1
New Hampshire	3
New York	7
Ohio	4
Oregon	4
Pennsylvania	2
South Carolina	2
Tennessee	1
Texas	6
Virginia	1
Washington	7
Wisconsin	3

Overland Trading Stores

State	Current Stores
California	3
Connecticut	3
Florida	1
Georgia	2
Kentucky	1
Massachusetts	7
Michigan	1
New Jersey	4
New York	6
Ohio	5
Oregon	1
Pennsylvania	3
Tennessee	4
Virginia	4

    In connection with the restructuring plan adopted in December 1999, the Company closed 42 stores in the first 120 days of fiscal 2000, one of which was reopened based on economic and competitive factors. In addition, the Company closed three stores that were not part of the restructuring plan and opened three additional stores in fiscal 2000. The Company leases all of its store space. Initial lease terms of the Company's stores generally range from eight to ten years in duration without renewal options, ten-year leases being the most common. The leases generally provide for a fixed minimum rental plus a percentage of store sales in excess of a specified amount.

    In connection with filing for bankruptcy protection, in April 2001 the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001. (See Note 15 of the "Notes To Consolidated Financial Statements").

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

Distribution

    The Company believes that strong distribution support for its stores is a critical element in its strategy to maintain a low cost operating structure and to expand in the future. The Company's central distribution center is located in West Sacramento, California, approximately 30 miles from its Corporate office in El Dorado Hills, California. The distribution facility contains approximately 50,240 square feet of storage space that the Company believes will provide distribution support for up to 500 stores.

    The Company receives approximately 85% of its merchandise at its central distribution center in West Sacramento, California. Other merchandise is drop-shipped from vendors directly to individual stores.

    The central distribution center is operated primarily as a "cross-docking" facility rather than as a warehouse. The Company attempts to retain minimal inventory at this facility, although it will occasionally back-stock high-demand items that are expected to be in short supply and establish inventory for peak seasonal needs. The central distribution center has multi-access docks, enabling the Company to receive and ship simultaneously and to pack separate trailers for shipments to different regions of the country at the same time.

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

Employees

    As of December 30, 2000, the Company had approximately 575 full-time employees and 460 part-time employees, none of whom is represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. The Company considers its relationship with its employees to be good and has not experienced any interruptions of operations due to labor disagreements.

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

Risks Associated with Liquidity

    The Company has financed its operations with borrowings under its revolving line of credit, short term accounts payable credit provided by merchandise vendors and with internally generated cash flow. Additionally, in February 2001, the Company received $488,000 in subordinated debt financing from a significant shareholder. In March 2001, the Company paid back $238,000 of the subordinated debt to the significant shareholder. The Company's current liquidity requirements relate primarily to the financing of inventories, remodeling of existing stores and the continued implementation of its restructuring plans. On April 13, 2001, the Company and its operating subsidiaries filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. While the Company expects the bankruptcy proceedings will allow the Company to reorganize to improve future operating results, professional fees in connection with the proceedings are expected to be significant. There can be no assurance that the Company will be able to generate sufficient revenues and cash flows to meet working capital needs and there can be no assurance that additional sources of funding will be available when needed and at a cost acceptable to the Company.

Risks Associated with Implementing Restructuring Plan

    During fiscal 1999, the Company adopted a restructuring plan to close 42 marginal or unprofitable stores (including all seven Eagles Nest stores) and a regional office facility. Although the Company successfully closed all stores as scheduled, 10 lease agreements remain unsettled. The Company's inability to negotiate favorable lease termination provisions at the expected costs could have an adverse effect on its operating results. In addition, the Company intends to close an additional 50 stores during the second quarter of fiscal 2001 as part of its 2001 restructuring plan adopted in conjunction with the bankruptcy filing. (See Note 4 of the "Notes To Consolidated Financial Statements").

Dependence on Major Suppliers

    The Company's business depends to a significant degree upon its ability to obtain timely and plentiful shipments of brand name merchandise at competitive prices. In fiscal 2000, the Company's ten largest suppliers accounted for approximately 58.4% of its net sales. The extent to which the Company is dependent upon any particular supplier varies from season to season. The Company does not have any long-term supply agreements or other contractual assurances of continued supply, pricing or access to new products. The deterioration of the Company's relationship with any key vendor could result in delivery delays, merchandise shortages or less favorable trade terms than the Company currently enjoys. The Company has occasionally received allocations of merchandise from vendors, particularly merchandise in high demand by many footwear retailers, that are insufficient to meet the Company's desired inventory levels of such merchandise. There can be no assurance that the Company will receive its desired levels of such merchandise in the future. The Company's business is also affected by its suppliers' ability to manufacture and deliver merchandise in a timely and cost-effective manner, which depends upon a number of factors beyond the Company's control, including fluctuations in currency exchange rates, trade barriers, and economic, labor and political conditions in the countries in which the Company's vendors have manufacturing operations.

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

Dependence on Mall Traffic

    All but three of the Company's stores are located in regional or super-regional shopping malls. The Company's net sales are derived, in large part, from the volume of traffic in these malls, particularly because the Company does little independent advertising to attract customers. The

Company therefore depends upon the ability of mall "anchor" tenants and other mall attractions to generate consumer traffic in the vicinity of the Company's stores, as well as the continuing popularity of malls as shopping destinations. Mall traffic and the Company's net sales and profitability may be adversely affected by the identity of the "anchor" tenants or declines in the desirability of the shopping environment in a particular mall. As with other specialty footwear retailers, the Company's business is also subject to general economic conditions, including the possibility of a nationwide recession, consumer confidence and the level of consumer spending.

Seasonality; Weather

    The Company's business is highly seasonal. The Company derives a substantial percentage of its annual net sales and operating profitability during the "back-to-school" and year-end holiday periods. In anticipation of increased net sales activity during these periods, the Company incurs significant additional expenses, including the hiring of a substantial number of temporary employees. A slowdown in sales during these peak periods will tend to have a particularly pronounced effect on the Company's results of operations. In addition, as a result of this seasonality, the Company's working capital needs are greatest in October and early November, and late in the first quarter of each fiscal year. The Company's net sales are also affected by adverse weather patterns, particularly during the Spring and Fall selling seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Competition

    The retail footwear business is intensely competitive. Most of the items sold by the Company are sold by department stores, outdoor and sporting goods stores, athletic footwear and apparel stores and traditional shoe and apparel stores. Some of these stores are owned or franchised by the Company's footwear suppliers. Many of the stores with which the Company competes are units of large national or regional chains that have substantially greater financial and other resources than the Company. In many cases, the Company's stores are located in shopping malls in which one or more of its competitors also has a presence. To a lesser extent, the Company also competes with mail order and e-commerce retailers. A significant change in price, level of promotion or other strategies by the Company's competitors could have a material adverse effect on the Company's results of operations. See "Business—Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainties Associated with Private Label Sourcing

    The Company has no long-term contracts with its private label manufacturing sources and competes with other companies for production facilities. In addition, the Company's private label products may experience higher mark-downs than branded products, because they require longer lead times and must be ordered in larger volumes, and because the Company is typically unable to return private label product to its manufacturers. There can be no assurance that the foregoing factors will not disrupt the Company's supply of private label goods or otherwise adversely impact the Company's operations in the future. See "Business—Purchasing and Sourcing."

International Purchasing Risks

    Substantially all of the Company's private label manufacturers are located outside of the United States. Accordingly, the Company is subject to the risks typically associated with an import business, including unexpected changes in foreign regulatory requirements, disruptions or delays in shipments and the risks associated with United States import laws and regulations, including quotas, duties, taxes, tariffs and other restrictions. The Company has not, to date, been materially affected by any such risk, but there can be no assurance that such risks will not adversely impact the Company's operations in the future. See "Business—Purchasing and Sourcing."

Potential Foreign Currency Fluctuations

    Because a portion of the Company's purchases of private label goods are denominated in foreign currencies, the Company's operating results are subject to fluctuations in the exchange rates between such currencies and the U.S. dollar. The Company has not typically engaged in hedging transactions designed to manage currency fluctuation risks. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's future operating results or financial condition. See "Business—Purchasing and Sourcing."

Absence of Public Market; Volatility of Stock Price

    There is currently no active trading market for the Company's Common Stock. No assurance can be given that an active public trading market will develop or that, if developed, it will be sustained. As a result of the lack of a trading market, the market price of the Company's Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the retail sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the retail industry.

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

Dependence on Key Personnel

    The Company's future success depends to a significant extent on the efforts and abilities of its executive officers. The loss of the services of certain of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any key man life insurance. The Company's ability to manage its operations effectively will require it to continue to train, motivate and manage its employees, and to attract, motivate and retain additional skilled managerial and merchandising personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to operate profitably.

Intellectual Property

    Prior to being acquired by Track'n Trail, Overland entered into an agreement with a third party for the exclusive use of the Overland Trading Company trademark in nine Midwestern states. The agreement prohibits the Company from opening Overland Trading stores in those states until the agreement is terminated. There can be no assurance that the activities of the third party will not detract from the Company's efforts to maintain its Overland Trading stores as a distinct retail concept, particularly in the Midwest, or from the Company's reputation.

ITEM 2.  PROPERTIES

    The Company has a lease on a single 50,240 square foot distribution center in West Sacramento, California expiring on October 31, 2008. The Company believes that its central distribution facility will support as many as 500 stores, which the Company believes is sufficient to continue to service existing stores and to accommodate potential growth. In 1999, the Company extended its current lease on its 16,000 square foot corporate office facility located in El Dorado Hills, California for an additional 10 years. This facility's lease expires on March 31, 2009.  As part of the 1999 Restructuring Plan, the Company vacated its 2,681 square foot office facility in Littleton, Colorado (lease expires on October 31, 2001).

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's initial public offering of its common stock (the "Offering") occurred in October 1997. The Company's common stock was quoted on the NASDAQ Small Cap Market under the trading symbol "TKTL" until September 2000 when the Company's common stock was delisted from the Nasdaq Stock Market for failure to meet listing qualifications. The Company's common stock is now quoted on the OTC Bulletin Board under the symbol "TKTLE.OB". The following table sets forth the quarterly high and low sale price per share of the Company's common stock for the periods indicated:

	FISCAL 2000		FISCAL 1999
	HIGH	LOW	HIGH	LOW
1st Quarter	$1.25	$0.69	$3.25	$1.75
2nd Quarter	1.09	0.63	2.63	1.75
3rd Quarter	0.84	0.31	4.00	1.63
4th Quarter	0.56	0.11	2.00	0.94

    As of April 5, 2001 there were 72 holders of record of the Company's common stock.

    The Company has never paid or declared any cash dividends on its common stock or other securities and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current line of credit prohibits the payment of cash dividends on its capital stock without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA

    The balance sheet and statement of operations data as of December 30, 2000 and December 25, 1999, and for each of the three fiscal years in the period ended December 30, 2000, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. The balance sheet and statement of operations data as of December 26, 1998, December 27, 1997 and December 28, 1996, and for each of the two fiscal years in the period ended December 27, 1997 are derived from audited consolidated financial statements of the Company which are not included herein. The information for all periods set forth below under the captions "Pro Forma Statement of Operations Data" and "Selected Store Operating Data" is derived from unaudited data. The data set forth below are qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the report of independent accountants and the consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share, per square foot and number of stores data)
Statement of Operations Data:
Net Sales	$101,016	$114,758	$99,851	$91,834	$66,233
Cost of sales	54,390	64,896	53,615	47,677	34,062

Gross profit	46,626	49,862	46,236	44,157	32,171
Selling and marketing expense	38,502	46,034	37,186	30,780	21,060
Administrative and distribution	7,804	9,741	7,741	6,840	5,508
Restructuring and impairment costs	2,116	8,994	122	—	—

Operating income (loss)	(1,796)	(14,907)	1,187	6,537	5,603
Interest expense	(1,560)	(1,226)	(369)	(1,260)	(670)
Other income (expense)	19	(174)	(51)	21	24

Income (loss) before income taxes and minority interest	(3,337)	(16,307)	767	5,298	4,957
Income tax provision (benefit)	6,477	(5,187)	371	118	488
Minority interest	—	—	—	—	105

Net income (loss)	$(9,814)	$(11,120)	$396	$5,180	$4,364

Historical earnings (loss) per share (1):
Basic	$(1.37)	$(1.62)	$0.06	$1.10	$1.06

Diluted	$(1.37)	$(1.62)	$0.06	$1.03	$1.04

Weighted average shares outstanding:
Basic	7,142	6,881	6,847	4,700	4,108

Diluted	7,142	6,881	7,154	5,027	4,202

Pro Forma Statement of Operations Data (2):
Historical income before income taxes and minority interest				$5,298	$4,957
Pro forma income tax expense (2)				2,119	1,983
Minority interest				—	105

Pro forma net income				$3,179	$2,869

Pro forma earnings per share (1):
Basic				$0.68	$0.70

Diluted				$0.58	$0.57

Weighted average shares outstanding:
Basic				4,700	4,108

Diluted				5,448	5,030

Selected Store Operating Data:
Store contribution(3)	$8,124	$3,828	$9,050	$13,377	$11,111
Number of stores:
Opened or acquired during period	3	18	47 (4)	22	51 (5)
Closed during period	44 (6)	11	5	0	5
Open at end of period	158 (7)	199	192	150	128
Total weighted average square feet(8)	300,770	377,006	306,737	236,095	168,966
Weighted average net sales per square foot	$336	$304	$326	$389	$392
Average square feet per store	1,884	2,021	1,937	1,780	1,744
Increase(decrease) in comparable stores net sales(9)	0.3%	2.5%	(9.1)%	0.6%	3.1%

	As of
	December 30, 2000	December 25, 1999	December 26, 1998	December 27, 1997	December 28, 1996
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$5,048	$7,122	$25,116	$21,896	$9,430
Total assets	36,094	60,185	61,279	44,133	31,858
Total debt	10,385	15,539	11,510	236	10,765
Stockholders' equity	11,760	21,550	32,538	32,082	10,646

(1)
Shares outstanding include approximately 0, 0, 307,000, 327,000 and 94,000 shares issuable upon exercise of stock options outstanding at December 30, 2000, December 25, 1999, December 26, 1998, December 27, 1997 and December 28, 1996, respectively, after applying the treasury stock method. In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) was determined using the sum of exercise proceeds, future compensation and the tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on estimated fair values for periods prior to the Company's initial public offering in October 1997 (the "Offering") and market prices thereafter. Distribution shares of approximately 421,000 included in pro forma diluted earnings per share for fiscal 1997 represents the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during the twelve month period preceding the Offering over earnings during the twelve month period preceding the Offering. Distribution shares of approximately 828,000 included in pro forma diluted earnings per share for fiscal 1996 represent the number of shares of Common Stock sold in the Offering, the proceeds of which were necessary to pay the excess of S corporation distributions paid or declared during fiscal 1996 through the Offering over fiscal 1996 earnings. All warrants outstanding and certain options with exercise prices in excess of market value were not dilutive and, accordingly, were not included.

(2)
Includes pro forma provision for income taxes using an assumed combined federal and state tax rate of 40%, which the Company believes approximates the statutory federal and state income tax rates that would have been applied had Track'n Trail-California been taxed as a C corporation. Commencing June 28, 1992 and until the Reorganization, Track'n Trail-California operated as an S corporation and was not subject to federal and certain state income taxes. The Company's earnings during such periods have been taxed directly to the Company's stockholders, rather than to the Company. In connection with the Reorganization on October 7, 1997, the S corporation election of Track'n Trail-California and the Company, respectively, was terminated under circumstances under which income reported by the Company and Track'n Trail-California for their respective terminated S corporation taxable years was determined utilizing a "closing of the books" method.

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

(4)
On August 26, 1998, the Company acquired five Eagles Nest stores.

(5)
On October 25, 1996, the Company acquired 33 Overland Trading stores.

(6)
In fiscal 1999, the Company adopted a restructuring plan to close 42 stores during the first 120 days of fiscal 2000.

(7)
Stores open at the end of fiscal 2000 consist of 113 Track'n Trail stores and 45 Overland Trading stores.

(8)
Weighted to reflect store openings and closings during each period.

(9)
Comparable store net sales include only those stores that were open both for the full fiscal period and for the full prior fiscal period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Private Securities Litigation Reform Act Safe Harbor Statement.  In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Factors that could cause or contribute to such differences include those discussed below. These and other risks and uncertainties related to the business are described in detail in this report. See "Business—Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report.

    Subsequent to the end of fiscal 2000, on April 13, 2001, the Company and its operating subsidiaries filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Company, will be appointed in the Chapter 11 case. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under the plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see Note 15 of the "Notes to Consolidated Financial Statements"). The Company's financial statements for the year ended December 30, 2000 and the accompanying Management's Discussion and Analysis have been prepared assuming that Track 'n Trail will continue as a going concern, and not under the liquidation basis of accounting. The Company's debt balances have been classified as current at December 30, 2000.

    The Company is one of the largest full-service specialty retailers in the United States focusing on a broad range of high-quality branded casual, outdoor and adventure footwear. On August 26, 1998, the Company acquired the outstanding common stock of Eagles Nest for $1.5 million in cash. As is common in the apparel industry, the Company experienced lower margins at Eagles Nest than those experienced in its footwear business.

    During fiscal 1999, the Company adopted a formal restructuring plan which included provisions to close all the Eagles Nest locations, 31 Track 'n Trail stores and four Overland Trading stores (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Asset Impairment Charges"). As of December 30, 2000, the Company operated 113 Track 'n Trail stores and 45 Overland Trading stores in 33 states. In addition, with filing under Chapter 11 of the United States Bankruptcy Code, the Company plans on closing an additional 33 Track 'n Trail stores and 17 Overland Trading stores during the second quarter of 2001. (See Note 4 of the "Notes To Consolidated Financial Statements").

    Comparable store sales are commonly used as a performance measurement by retail companies. The Company defines comparable stores as those stores that were open for the full fiscal period and for the full prior fiscal year. The Company's comparable store net sales increased 0.3% in fiscal 2000.

Results of Operations

    The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Fiscal
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.8	56.6	53.7

Gross profit	46.2	43.4	46.3
Selling and marketing expenses	38.1	40.1	37.2

Store contribution(1)	8.1	3.3	9.1
Administrative and distribution expenses	7.8	8.5	7.8
Restructuring and impairment costs	2.1	7.8	0.1

Operating income (loss)	(1.8)	(13.0)	1.2
Interest expense	(1.5)	(1.1)	(0.4)
Other income (expense)	0.0	(0.1)	0.0

Income (loss) before income taxes	(3.3)	(14.2)	0.8
Income tax provision (benefit)	6.4	(4.5)	0.4

Net income (loss)	(9.7)%	(9.7)%	0.4%

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

Restructuring and Asset Impairment Charges

    During the fourth quarter of fiscal 2000, as a result of declining operating results of certain of the Company's stores, the Company recorded a noncash fixed asset impairment charge of $3.3 million related to 50 stores that are also subject to closure in connection with a restructuring plan ("2001 Restructuring Plan") adopted in April 2001. (See Note 4 of the "Notes To Consolidated Financial Statements").

    In fiscal 1999, the Company adopted a restructuring plan ("1999 Restructuring Plan") to close 42 stores during the first 120 days of fiscal 2000. A reserve was established in fiscal 1999 for $4.8 million for lease termination and other related costs and for severance payments for 12 administrative employees. During the first quarter of fiscal 2000, the Company had completed the closure of all 42 stores and paid $82,000 in employee severance for 12 administrative employees. Additionally, 32 lease buyouts were negotiated during the remaining three quarters of fiscal 2000 for $1.7 million, of which $250,000 is still payable. The remaining ten lease agreements are still unsettled. An additional $214,000 was paid during fiscal 2000 for legal and other related costs for the 32 completed lease buyouts. Based on current economic and competitive factors, the Company reopened one of the 42 stores closed as part of the 1999 Restructuring Plan during the third quarter of fiscal 2000.

    In December 1999, in connection with the 1999 Restructuring Plan, the Company accrued charges to operations for restructuring costs, asset impairments and inventory reserves of $12.8 million. The charges included $9.0 million of restructuring costs and asset impairments. Additionally, in fiscal 1999, the Company recorded charges of $3.8 million in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure. Due to the successful completion of the liquidation process, the Company reduced its recorded cost of sales by $290,000 during the first quarter of fiscal 2000.

    In connection with the 1999 Restructuring Plan, the Company commenced the restructure in late December 1999 and expects to substantially complete the plan in fiscal 2001. Accruals for restructuring costs and asset impairments were made in December 1999 when the restructuring plan was approved by the Company's Board of Directors.

    At the close of each quarter in fiscal 2000, the Company reviewed the adequacy of its remaining reserves related to the 1999 Restructuring Plan based on expected future payments. Based on this review, the Company reduced its reserve for lease termination and related costs by $1.5 million including $46,000 for the one reopened store. The $1.5 million consists of $1.4 million related to better than expected results for completed lease buyouts and $122,000 which was a reserve established against a construction allowance for one of the closed stores. This $122,000 reserve was written off against the associated receivable resulting in no effect on income. Remaining reserves under the 1999 Restructuring Plan relate to the remaining lease obligations and related costs. Due to the Company filing for Chapter 11 bankruptcy protection, the 1999 remaining lease obligations will be subject to compromise.

Fiscal 2000 Compared to Fiscal 1999

  Net Sales

    Net sales were $101.0 million in fiscal 2000, representing a decrease of $13.7 million, or 12.0%, from net sales in fiscal 1999. Net sales for the 34 stores closed (net of openings) subsequent to fiscal 1998 accounted for $16.6 million of the fiscal 1999 net sales. These lost sales were offset by a $2.6 million increase in net sales due to an additional week in fiscal 2000 (fifty-three week period for fiscal 2000 and fifty-two week period for fiscal 1999). Comparable store net sales for the first 52 weeks in fiscal 2000 increased $177,000, or 0.2%.

  Gross Profit

    Gross profit was $46.6 million for fiscal 2000, representing a decrease of $3.2 million, or 6.5%, from gross profit for fiscal 1999. Gross profit as a percentage of net sales increased to 46.2% for fiscal 2000 from 43.4% in fiscal 1999. The increase in gross profit as a percentage of net sales is primarily due to three factors: 1) the writedown of the inventory in fiscal 1999 for the 42 stores scheduled for closure in 2000 as part of the 1999 Restructuring Plan to its net realizable value, 2) a $290,000 benefit taken in fiscal 2000 and derived from a better than expected liquidation of those stores, and 3) the January 2000 closure of the Eagles Nest stores for which margins were generally lower than the margins attributable to the Track 'n Trail and Overland Trading stores. These increases are partially offset by additional markdowns taken in response to increased competition in the sandal market and the markdowns taken to liquidate redundant merchandise which is being phased out.

  Selling and Marketing Expenses

    Selling and marketing expenses were $38.5 million for fiscal 2000, representing a decrease of $7.5 million, or 16.4%, from selling and marketing expenses for fiscal 1999. Approximately $3.2 million, or 42.2%, of this decrease is attributable to the closure of the Eagles Nest stores in the first quarter of fiscal 2000. The remaining decrease is primarily attributable to decreased operating costs related to operating 34 fewer Track 'n Trail and Overland Trading Co. stores at December 30, 2000 versus December 25, 1999. As a percentage of net sales, selling and marketing expenses decreased to 38.1% in fiscal 2000 from 40.1% in fiscal 1999, primarily as a result of the spreading of annual lease payments over an additional week of net sales. The remaining decrease is due to the 1999 Restructuring Plan's closure of the 41 stores (net of openings) which, in the aggregate, had higher selling and marketing expenses as a percentage of net sales than the remaining stores.

  Administrative and Distribution Expenses

    Administrative and distribution expenses were $7.8 million for fiscal 2000, representing a decrease of $1.9 million, or 19.9%, from administrative and distribution expenses for fiscal 1999. As a percentage of net sales, administrative and distribution expenses decreased to 7.8% in fiscal 2000 from 8.5% in fiscal 1999. The decrease in dollars as well as the decrease as a percentage of net sales is primarily due to a non-recurring charge of $493,000 in fiscal 1999 attributable to severance and related expenses in connection with management changes, a benefit derived in fiscal 2000 due to management changes that occurred in both fiscal 1999 and fiscal 2000, and the closure of the Eagles Nest regional office during the first quarter of fiscal 2000.

  Restructuring and Impairment Costs

    Restructuring and impairment costs were $2.1 million, or 2.1% of net sales for fiscal 2000, representing a decrease of $6.9 million from restructuring and impairment costs in fiscal 1999. The $2.1 million in restructuring and impairment costs was a result of a noncash fixed asset impairment charge of $3.3 million resulting from the declining operating results of certain of the Company's stores and $214,000 paid during fiscal 2000 for legal and other related costs for the 32 completed lease buyouts as part of the 1999 Restructuring Plan, offset by a $1.4 million reduction of the reserve related to the 1999 Restructuring Plan primarily resulting from better than expected results for lease buyouts completed in fiscal 2000. (See Note 4 of the "Notes To Consolidated Financial Statements").

  Interest Expense

    Interest expense was $1.6 million, or 1.5% of net sales, for fiscal 2000, representing an increase of $334,000 from $1.2 million, or 1.1% of net sales in fiscal 1999. The increase is primarily due to an increase of the average outstanding principal balance of the Company's credit facility throughout most of fiscal 2000 and higher lending rates which have increased approximately 1.0% during the past 12 months. The remaining increase is attributable to costs associated with obtaining the Company's new credit facility in fiscal 2000.

  Income Tax Provision (Benefit)

    The Company's effective tax rate for fiscal 2000 and 1999 was 194.1% and (31.8)%, respectively. The variation in the effective rate for the tax provision in fiscal 2000 and the tax benefit in fiscal 1999 is primarily attributable to the effect of nondeductible goodwill and other permanent differences and the recording of valuation allowances of $7.8 million and $500,000 against deferred tax assets in fiscal 2000 and fiscal 1999, respectively.

  Net Loss

    The Company recorded a net loss of $9.8 million in fiscal 2000 compared to recording a net loss of $11.1 million in fiscal 1999.

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

  Income Tax Provision (Benefit)

    The Company's effective tax rate for fiscal 1999 and 1998 was 31.8% and 48.4%, respectively. The variation in the effective rate for the tax benefit in fiscal 1999 and the tax provision in fiscal 1998 is primarily attributable to the effect of nondeductible goodwill and other permanent differences and the recording of a valuation allowance of $500,000 against deferred tax assets in fiscal 1999.

  Net Loss

    The Company incurred a net loss of $11.1 million in fiscal 1999 compared to recording a net income of $396,000 in fiscal 1998.

Quarterly Results of Operations

    The Company typically derives a substantial percentage of its annual net sales and any operating profitability during the "back-to-school" and year-end holiday periods. The table below sets forth quarterly operating data of the Company, including such data as a percentage of net sales for fiscal 2000 and fiscal 1999. This quarterly information is unaudited, but in management's opinion reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2000				Fiscal 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$23,370	$23,094	$25,329	$29,223	$23,324	$28,272	$29,671	$33,491
Cost of sales	11,467	12,355	14,096	16,472	12,621	14,529	15,906	21,840

Gross profit	11,903	10,739	11,233	12,751	10,703	13,743	13,765	11,651
Selling and marketing expenses	9,891	9,069	9,531	10,011	10,861	11,009	11,709	12,455

Store contribution(1)	2,012	1,670	1,702	2,740	(158)	2,734	2,056	(804)
Administrative and distribution expenses	2,331	1,916	1,938	1,619	2,405	2,299	2,090	2,947
Restructuring and impairment costs	—	(340)	(384)	2,840	—	—	—	8,994

Operating income (loss)	$(319)	$94	$148	$(1,719)	$(2,563)	$435	$(34)	$(12,745)
Interest expense	(343)	(413)	(393)	(411)	(248)	(310)	(317)	(351)
Other income (expense)	7	1	(10)	21	(4)	(47)	(66)	(57)

Income (loss) before income taxes	$(655)	$(318)	$(255)	$(2,109)	$(2,815)	$78	$(417)	$(13,153)
Income tax provision (benefit)	(262)	(127)	(102)	6,968	(1,224)	33	92	(4,088)

Net income (loss)	(393)	(191)	(153)	(9,077)	(1,591)	45	(509)	(9,065)

Earnings (loss) per share:
Basic	$(0.06)	$(0.03)	$(0.02)	$(1.27)	$(0.23)	$0.01	$(0.07)	$(1.31)

Diluted	$(0.06)	$(0.03)	$(0.02)	$(1.27)	$(0.23)	$0.01	$(0.07)	$(1.31)

Weighted average shares outstanding:
Basic	7,077	7,157	7,167	7,168	6,864	6,866	6,889	6,903

Diluted	7,077	7,157	7,167	7,168	6,864	7,091	6,889	6,903

	As a percentage of net sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1	53.5	55.7	56.4	54.1	51.4	53.6	65.2

Gross profit	50.9	46.5	44.3	43.6	45.9	48.6	46.4	34.8
Selling and marketing expenses	42.3	39.0	37.6	34.3	46.6	39.0	39.5	37.2

Store contribution(1)	8.6	9.6	6.7	9.4	(0.7)	9.6	6.9	(2.4)
Administrative and distribution expenses	10.0	8.3	7.7	5.5	10.3	8.1	7.0	8.8
Restructuring and impairment	0.0	(1.5)	(1.5)	9.7	0.0	0.0	0.0	26.9

Operating income (loss)	(1.4)	0.4	0.6	(5.9)	(11.0)	1.5	(0.1)	(38.1)
Interest expense	(1.5)	(1.8)	(1.6)	(1.4)	(1.1)	(1.1)	(1.1)	(1.0)
Other income (expense)	0.0	(0.1)	0.0	0.1	0.0	(0.1)	(0.2)	(0.2)

Income (loss) before income taxes	(2.8)	(1.4)	(1.0)	(7.2)	(12.1)	0.3	(1.4)	(39.3)
Income tax provision (benefit)	(5.3)	(0.5)	(0.4)	23.8	(5.3)	0.1	0.3	(12.2)
Net income (loss)	(1.7)%	(0.8)%	(0.6)%	(31.1)%	(6.8)%	0.2%	(1.7)%	(27.1)%

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

Liquidity and Capital Resources

    Subsequent to the end of fiscal 2000, on April 13, 2001, the Company and its operating subsidiaries filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Company, will be appointed in the Chapter 11 case. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under the plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see Note 15 of the "Notes to Consolidated Financial Statements"). The following discussion has been presented assuming the Company will continue as a going concern and not under the liquidation basis of accounting. The Company's debt balances have been classified as current at December 30, 2000.

    The Company has financed its operations from internally generated cash flow, borrowings under its revolving line of credit, short term accounts payable credit provided by merchandise vendors, and equity financing. Additionally, in February 2001, the Company received $488,000 in subordinated debt financing from a significant shareholder of which $238,000 was paid back in March 2001. The Company's current liquidity requirements relate primarily to the financing of inventories, remodeling of existing stores and the continued implementation of its restructuring plans. In connection with filing for bankruptcy protection, in April 2001 the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001. (See Note 15 of the "Notes To Consolidated Financial

Statements"). In fiscal 1998, the Company also used funds for the acquisition of Eagles Nest and the relocation of its distribution facility from El Dorado Hills, California to West Sacramento, California. In connection with the acquisition of Eagles Nest, the Company paid off the Eagles Nest line of credit and other debt of approximately $1.4 million. In prior fiscal years, the Company also used funds to build out new stores.

    In March of 2000, management replaced the existing line of credit with Union Bank of California with a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million. The New Revolver bears variable interest and is collateralized by all of the Company's assets. Borrowings under the New Revolver are limited to specific percentages of eligible inventory and accounts receivable. The New Revolver prohibits the Company from paying dividends without the bank's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet certain financial covenants, including minimum financial ratios and profitability ratios.

    At December 30, 2000 and March 31, 2001, the Company was not in compliance with certain debt covenants. In January of 2001, the Company obtained a waiver and an amendment to the New Revolver to bring the Company into compliance with such covenants for December 30, 2000. Under its amended revolving line of credit agreement, the Company is subject throughout 2001 to certain maximum capital expenditures, minimum earnings and fixed charge coverage covenants measured on a monthly basis. As a result of not complying with March 31, 2001 debt covenants and subsequent filing for bankruptcy protection, the Company is in default of its revolving line of credit. Accordingly, the outstanding balance on long-term debt at December 30, 2000 has been classified as current.

    Net cash provided by operating activities for fiscal 2000 and 1999 was $4.9 million and $645,000, respectively. Net cash used for operating activities for fiscal 1998 was $3.3 million. Net cash used for/provided by operating activities has historically been driven by net income (loss) levels combined with fluctuations in inventory and accounts payable. Inventories at the end of fiscal 2000 were $25.1 million compared to $34.1 million at the end of fiscal 1999, a decrease of $9.0 million. The decrease in inventory relates primarily to the closure of 41 stores (net of openings) during fiscal 2000. Additionally, decisions were made in the third quarter of fiscal 2000 to reduce the number of SKUs offered, and to reduce inventory levels in an effort to increase inventory turnover and improve cash flow over the next 12 months. The amount of decrease in inventory relating to the closed stores was lessened in fiscal 2000 by the fact that the inventory in the stores scheduled to be closed had been written down to its net realizable value at the end of fiscal 1999. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of back-to-school and Christmas.

    The Company had $5.0 million in working capital at the end of fiscal 2000 compared to $7.1 million at the end of fiscal 1999, representing a decrease of $2.1 million. The decrease in working capital is primarily the result of writing down deferred tax assets due to significant uncertainty as to the Company's ability to realize its deferred tax assets. The Company's working capital needs are somewhat seasonal and typically peak in the second and fourth quarters. The peak in the second quarter is due to the incurrence of operating losses in the first quarter and increased inventory purchased for the Spring selling season. Working capital needs peak in the fourth quarter due to increases in inventory in advance of the holiday selling season, and payments coming due for back-to-school merchandise. Seasonally strong holiday sales at the end of the fourth quarter, and relatively low first quarter inventory levels, typically reduce working capital needs in the first quarter.

    Capital expenditures excluding the cost of acquisitions were $1.2 million, $2.8 million and $6.4 million in fiscal 2000, 1999, and 1998, respectively. Capital expenditures for fiscal 2000 were primarily for the build-out of three new stores opened in fiscal 2000, the build-out of one store opened in 1999, the remodeling/relocation of two existing stores, and an upgrade to the corporate phone system.

    The Company estimates that total capital expenditures in fiscal 2001 will be approximately $100,000. The Company does not plan on remodeling any existing stores or opening any new stores in fiscal 2001.

    The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close. The Company closed 42 stores as part of the 1999 Restructuring Plan and three other underperforming stores in the first half of fiscal 2000. Based on current economic and competitive factors, the Company reopened one of the 42 stores closed as part of the 1999 Restructuring Plan during the third quarter of fiscal 2000. As of December 30, 2000, there is a reserve of $1.7 million for the remaining lease obligations and related costs associated with the 1999 Restructuring Plan. Due to the Company filing for Chapter 11 bankruptcy protection, the remaining lease obligations will be subject to compromise.

    Financing activities used cash of $5.4 million in fiscal 2000, and provided cash of $3.4 million and $10.5 million in fiscal 1999 and 1998, respectively. Net cash used for financing activities in fiscal 2000 was primarily attributable to repaid borrowings under the Company's revolving line of credit related to the closure of 41 stores (net of openings) during fiscal 2000 and the decision to reduce the numbers of SKUs in the third quarter of fiscal 2000. Net cash provided by financing activities in fiscal 1999 was primarily attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements, costs associated with the restructure and the severance and related costs associated with the changes in management. Net cash provided in fiscal 1998 was primarily attributable to additional borrowings under the Company's revolving line of credit to fund working capital requirements and the acquisition of Eagles Nest. Cash was also used from financing activities for the early retirement of long-term debt.

Subsequent Events

    Each year from the inception of the Company through 1999, the Company increased the total number of stores and consolidated net sales. In 1999 the Company began to suffer reduced margins and operating losses at several of its' retail sites as a result of heavy promotional expenses, industry overcapacity and downsizing, costs associated with the unsuccessful attempt to integrate Eagles Nest stores into the Company's operations, unanticipated shifts in customer preferences, and increasing rents and associated costs in the mall locations utilized by the Company. In response to these trends, at the conclusion of fiscal 1999 the Company announced its' 1999 Restructuring Plan pursuant to which 42 marginal or unprofitable stores, including all seven Eagles Nest stores, and a regional office facility were closed during the first quarter of 2000.

    While implementation of the 1999 Restructuring Plan reduced some of the Company's expenses and limited its financial exposure on certain of the unprofitable retail sites, the Company suffered losses associated with the restructuring and, for fiscal 2000, the writedown of certain assets. Accordingly, the Company lost $9.8 million on sales of $101 million in 2000 compared to a loss of $11.1 million on sales of $114.8 million in 1999. A substantial portion of these losses related to the restructuring, noncash writedowns of long-lived assets, and the recording of valuation allowances against deferred tax assets.

    The Company has financed its operations with borrowings under its revolving line of credit, short term accounts payable credit provided by merchandise vendors and with internally generated cash flow. Additionally, in February 2001, the Company received $488,000 in subordinated debt financing from a significant shareholder of which $238,000 was repaid in March 2001. The Company's current liquidity requirements relate primarily to the financing of inventories, remodeling of existing stores, and the continued implementation of its restructuring plans. While the Company expects the bankruptcy proceedings will allow the Company to reorganize to improve future operating results, professional fees in connection with the proceedings are expected to be significant.

    At December 30, 2000 the Company was not in compliance with minimum earnings and fixed charge coverage covenants under its revolving line of credit. In January of 2001, the Company obtained waivers and an amendment to these covenants. Under its amended revolving line of credit agreement, the Company is subject throughout 2001 to certain maximum capital expenditures, minimum earnings and fixed charge coverage covenants measured on a monthly basis.

    During the first quarter of 2001, the Company experienced deteriorating sales resulting from a combination of a slowing economy, exceptionally cold weather in the Midwest and Eastern United States, and shipment delays from merchandise vendors which led to a cash shortfall. Based upon the expected cash flow to be generated from future operations and the Company's revolving line of credit, the Company believed sufficient resources were not available to maintain its planned level of operations. Therefore, on April 13, 2001, the Company and its operating subsidiaries filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). As a result of not complying with March 31, 2001 debt covenants and subsequent filing for bankruptcy, the Company is in default of its line of credit agreement. Accordingly, the outstanding balance on long-term debt at December 30, 2000 has been classified as current.

    The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. As part of the 2001 Restructuring Plan, the Company expects to close 50 stores in the second quarter of fiscal 2001. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved, or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to the plan of reorganization, and accordingly, are not presently determinable. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. In April 2001, the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001. (See Note 4 of the "Notes To Consolidated Financial Statements").

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

  Interest Rate Risk

    The Company's revolving line of credit exposes earnings to changes in short-term interest rates since the interest rates on the revolving line of credit are variable. If the variable rates on the Company's New Revolver were to increase by 1% from the rate at December 30, 2000 and the Company borrowed the maximum amount available under its revolving line of credit ($25.0 million) for all of fiscal 2001, the Company's interest expense would increase, solely as a result of the increase in interest rates, resulting in a $250,000 decrease in net income. The marginal income tax rate of 0.0% was used in this analysis. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. The fair value of the Company's New Revolver is not believed to be materially affected by changes in market interest rates.

  Foreign Exchange Risk

    The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and
Stockholders of Track 'n Trail

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Track 'n Trail and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying consolidated financial statements have been prepared assuming that Track 'n Trail and its subsidiaries will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered losses from operations for each of the fiscal years ended December 30, 2000 and December 25, 1999, is in default of its debt covenants, and has filed for Chapter 11 bankruptcy protection, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Sacramento, California
April 13, 2001

Track 'n Trail and Subsidiaries
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	December 30, 2000	December 25, 1999
Assets
Current assets:
Cash and cash equivalents	$1,431	$3,069
Accounts receivable	957	1,898
Income taxes receivable	16	1,710
Inventories	25,145	34,099
Prepaid expenses	313	662
Deferred income taxes	—	2,831

Total current assets	27,862	44,269
Fixed assets, net	5,374	9,513
Goodwill, net	2,593	2,757
Deferred income taxes	—	3,646
Other assets	265	—

Total assets	$36,094	$60,185

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,385	$15,534
Accounts payable	7,955	13,772
Reserve for store closings and restructuring costs	1,719	4,782
Accrued payroll	691	1,008
Sales tax payable	721	945
Accrued expenses and other liabilities	1,343	1,106

Total current liabilities	22,814	37,147
Deferred rent	1,520	1,483
Long-term debt, net of current portion	—	5

Total liabilities	24,334	38,635

Commitments and contingencies (Notes 5, 7, and 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 7,167,866 and 6,959,476 shares issued and outstanding at December 30, 2000 and December 25,1999, respectively	72	70
Additional paid-in capital	25,984	25,962
Retained deficit	(14,296)	(4,482)

Total stockholders' equity	11,760	21,550

Total liabilities and stockholders' equity	$36,094	$60,185

The accompanying notes are an integral part of the financial statements.

Track 'n Trail and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except per share data)

	Fiscal year ended
	December 30, 2000	December 25, 1999	December 26, 1998
Net sales	$101,016	$114,758	$99,851
Cost of sales	54,390	64,896	53,615

Gross profit	46,626	49,862	46,236

Operating expenses:
Selling and marketing	38,502	46,034	37,186
Administrative and distribution	7,804	9,741	7,741
Restructuring and impairment costs	2,116	8,994	122

Total operating expenses	48,422	64,769	45,049

Operating income (loss)	(1,796)	(14,907)	1,187
Other income (expenses):
Interest expense	(1,560)	(1,226)	(369)
Other, net	19	(174)	(51)

Income (loss) before income taxes	(3,337)	(16,307)	767
Income tax provision (benefit)	6,477	(5,187)	371

Net income (loss)	$(9,814)	$(11,120)	$396

Historical earnings (loss) per share:
Basic and diluted	$(1.37)	$(1.62)	$0.06

The accompanying notes are an integral part of the financial statements.

Track 'n Trail and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)
	Number	Amount			Total
Balance, December 27, 1997	6,839,811	68	25,772	6,242	32,082
Issuance of common stock under the employee stock purchase plan	12,150	1	59	—	60
Net income	—	—	—	396	396

Balance, December 26, 1998	6,851,961	69	25,831	6,638	32,538
Issuance of common stock under the employee stock purchase plan	39,515	—	61	—	61
Issuace of common stock upon exercise of options	68,000	1	70	—	71
Net loss	—	—	—	(11,120)	(11,120)

Balance, December 25, 1999	6,959,476	70	25,962	(4,482)	21,550
Issuance of common stock under the employee stock purchase plan	26,006	—	22	—	22
Issuance of common stock upon exercise of options	182,384	2	—	—	2
Net loss	—	—	—	(9,814)	(9,814)

Balance, December 30, 2000	7,167,866	$72	$25,984	$(14,296)	$11,760

The accompanying notes are an integral part of the financial statements.

Track 'n Trail and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$(9,814)	$(11,120)	$396
Adjustments to reconcile to cash provided by (used for) operating activities:
Depreciation and amortization	2,132	2,683	2,119
Loss on disposal of fixed assets	36	61	—
Adjustments to reserve for store closings and restructuring costs	(1,530)	8,994	122
Impairment of fixed assets	3,310	—	—
Deferred income taxes	6,477	(3,777)	(408)
Cash provided by (used for) changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	941	611	(961)
Income taxes receivable	1,694	(1,579)	(130)
Inventories	8,955	2,899	(7,946)
Prepaid expenses	348	(230)	(104)
Accounts payable and accrued liabilities	(6,120)	2,552	3,916
Reserve for store closings and restructuring costs	(1,533)	—	—
Income taxes payable	—	(687)	(402)
Deferred rent	37	238	64

Cash provided by (used for) operating activities	4,933	645	(3,334)

Cash flows from investing activities
Purchases of fixed assets	(1,175)	(2,842)	(6,365)
Proceeds from sale of fixed assets	—	22	—
Cash paid for business combinations	—	—	(1,401)

Cash used for investing activities	(1,175)	(2,820)	(7,766)

Cash flows from financing activities
Bank line of credit:
Borrowings	116,976	64,019	48,431
Repayments	(122,091)	(59,818)	(37,732)
Other long-term debt:
Repayments	(39)	(171)	(960)
Payment of loan fees	(266)	—	—
Change in book overdraft	—	(726)	726
Net proceeds from issuance of common stock	2	61	60
Proceeds from exercise of stock options	22	71	—

Cash (used for) provided by financing activities	(5,396)	3,436	10,525

Increase (decrease) in cash and cash equivalents	(1,638)	1,261	(575)
Cash and cash equivalents, beginning of year	3,069	1,808	2,383

Cash and cash equivalents, end of year	$1,431	$3,069	$1,808

The accompanying notes are an integral part of the financial statements.

Track 'n Trail and Subsidiaries

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies

  Background

    Track n' Trail, a Delaware corporation (Company), is a retailer of footwear and related accessories. As of December 30, 2000 and December 25, 1999, the Company operated 158 and 199 stores in 33 and 35 states, respectively.

    The Company ends its fiscal year on the last Saturday in December. The fiscal year ended December 30, 2000 was a fifty-three week period and the fiscal years ended December 25, 1999 and December 26, 1998 were fifty-two week periods.

    The Company operates in a single business segment of retailing. The Company acquires its merchandise from a number of manufacturers; however, during the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998, 43.5%, 42.6% and 44.8%, respectively, of the Company's net sales were related to merchandise purchased from three manufacturers.

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

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As discussed in Note 4, the Company recorded a fixed asset impairment charge of $3.3 million during the fourth quarter of fiscal 2000.

  Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is being amortized using the straight-line method over 20 years. Accumulated amortization of goodwill at December 30, 2000, amounted to $690,000.

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

  Stock Options

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to measure and record compensation costs relative to employee stock option and purchase plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and make pro forma disclosure of net income (loss) and earnings (loss) per share as if the fair value based method of valuing stock options had been applied.

  Rent Expense

    Rent expense is recognized on a straight-line basis over the respective lease term. Rents accrued but not contractually due are reported as deferred rent. Deferred rent related to stores to be closed is credited to operations when the Company is relieved of its legal obligations under the lease. Contingent rental expense, based on store sales, is recognized when incurred.

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

  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the provisions of SAB 101. The effects of adoption did not have a material effect on the Company's financial statements.

    In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; The Company has adopted the provisions of FIN 44 and the effects of adoption did not have a material effect on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

2.  Earnings (Loss) Per Share

    A reconciliation of the numerators and denominators used in the computation of basic and diluted earnings per share is as follows (in thousands, except per share information):

	Earnings Per Share
	2000	1999	1998
Income (loss) available to common stockholders for basic and diluted earnings (loss) per share	$(9,814)	$(11,120)	$396

Weighted average shares for basic earnings (loss) per share	7,142	6,881	6,847
Dilutive effect of stock options (treasury stock method)	—	—	307

Weighted average shares for diluted earnings (loss) per share	7,142	6,881	7,154

Historical earnings (loss) per share:
Basic and diluted	$(1.37)	$(1.62)	$0.06

    All warrants outstanding and certain options with exercise prices in excess of market value for fiscal 1998, and all warrants and options for fiscal 1999 and 2000 were not dilutive and, accordingly, were not included in the weighted average number of common and common equivalent shares outstanding.

    In applying the treasury stock method for determining the dilution applicable to stock options outstanding, the incremental shares assumed issued (excess of shares assumed issued over the number of shares assumed purchased) were determined using the sum of exercise proceeds, future compensation and tax benefit to the Company upon exercise of the options as the assumed proceeds that would have been used to purchase shares at the average value during the period. Average market value was based on market prices.

3.  Fixed Assets

    Fixed assets consist of (in thousands):

	December 30, 2000	December 25, 1999
Leasehold improvements	$10,363	$10,241
Furniture, fixtures and equipment	6,149	5,529

	16,512	15,770
Less accumulated depreciation	(7,828)	(6,257)
Less impairment reserve	(3,310)	—

Fixed assets, net	$5,374	$9,513

    Depreciation expense for fiscal years 2000, 1999 and 1998 was $1,969,000, $2,421,000 and $1,922,000, respectively.

4.  Restructuring and Asset Impairment Charges

    Restructuring and impairment costs consist of the following (in thousands):

	Fiscal year ended
	December 30, 2000	December 25, 1999	December 26, 1998
Fourth quarter 2000 asset impairment charge	$3,310	$—	$—
1999 restructuring charge (reduction)	(1,194)	8,994	—
Other	—	—	122

	$2,116	$8,994	$122

  Fourth quarter 2000 asset impairment charge

    During the fourth quarter of fiscal 2000, and as a result of declining operating results of certain of the Company's stores which triggered an impairment review of long-lived assets, the Company recorded a noncash fixed asset impairment charge of $3.3 million. Such impairment charge was derived based on the difference between the carrying amount and the present value of expected future cash flows from the respective stores.

  1999 restructuring charge

    In fiscal 1999, the Company adopted a restructuring plan to close 42 stores during the first 120 days of fiscal 2000. A reserve was established in fiscal 1999 for $4,782,000 for lease termination and other related costs and for severance payments for 12 administrative employees. During the first quarter of fiscal 2000, the Company had completed the closure of all 42 stores and had paid $82,000 in employee severance for 12 administrative employees. Additionally, 32 lease buyouts were negotiated during the remaining three quarters of fiscal 2000 for $1,702,000, which is $1,408,000 less than originally expected. Further, an additional $214,000 was paid during fiscal 2000 for legal and other related costs for the 32 completed lease buyouts. Based on current economic and competitive factors, the Company reopened one of the 42 stores closed as part of the 1999 restructuring plan during the third quarter of fiscal 2000.

    During fiscal 1999, in connection with the restructuring plan, the Company recorded charges to operations for restructuring costs, asset impairments and inventory reserves of $12,773,000. The charge included $8,994,000 of restructuring costs and asset impairments, including:

Write-down of leasehold improvements in stores to be closed	$2,674,000
Impairment of goodwill	1,833,000
Accrual of lease termination and other related costs	4,405,000
Employee severance	82,000

Total	$8,994,000

    Additionally, in fiscal 1999, the Company recorded charges of $3,779,000 in cost of sales to reduce inventory to its net realizable value in the stores scheduled for closure. Due to the successful completion of the liquidation process, the Company reduced cost of sales by $290,000 during the first quarter of fiscal 2000.

    The Company commenced the restructure in late December 1999 and expects to substantially complete the plan in fiscal 2001. For fiscal 2000, 1999 and 1998, the net sales of the closed stores were $907,000, $19,849,000 and $13,409,000, respectively. Store operating results (net sales less cost of sales and store operating costs) for Track 'n Trail and Overland Trading Company closed stores, and pre-tax income (loss) for the Eagles Nest stores, before restructuring and impairment and inventory writedowns, were ($149,000), ($3,589,000) and $475,000 for fiscal 2000, 1999 and 1998, respectively. Accruals for restructuring costs and asset impairments were made in December 1999 when the restructuring plan was approved by the Company's Board of Directors.

    The Company reviewed the adequacy of its remaining reserves related to the 1999 restructuring plan based on expected future payments. Based on this review, the Company reduced its reserve for lease termination and related costs by $1,530,000 including $46,000 for the one reopened store. The $1,530,000 consists of $1,408,000 related to better than expected results for completed lease buyouts, and $122,000 which was a reserve reestablished against a construction allowance for one of the closed stores. This $122,000 reserve was written off against the associated receivable resulting in no effect on income. Remaining reserves under the restructuring plan relate to the remaining lease obligations and related costs. While closed store lease terminations in 2000 have resulted in significantly less expense than previously estimated, management believes the remaining reserve of $1,719,000 represents its best estimate of future lease terminations, not considering any potential relief through the bankruptcy proceedings.

    The following table sets forth the activity in the restructuring reserves (in thousands):

	Reserve at December 25, 1999	Payments	Reserve Adjustments	Reserve at December 30, 2000
Lease termination and other related costs	$4,700	$(1,451)	$(1,530)	$1,719
Employee severance	82	(82)	—	—

Total	$4,782	$(1,533)	$(1,530)	$1,719

5.  Long-Term Debt

    Long-term debt consists of (in thousands):

	December 30, 2000	December 25, 1999
Revolving line of credit, due 2005	$10,385	$15,500
Promissory note, interest at 9.36%, collateralized by leasehold improvements, due 2000	—	30
Capital lease	—	9

Total	10,385	15,539
Less current portion	(10,385)	(15,534)

Long-term portion	$—	$5

    In March 2000, the Company obtained a 60 month senior revolving credit facility ("New Revolver") with borrowing availability up to $25.0 million dollars, including up to $1.0 million in letters of credit (of which $266,000 were issued and outstanding at December 30, 2000). Borrowings under the New Revolver are limited to specified percentages of eligible inventory and accounts receivable.

    Available additional borrowings were approximately $8.3 million and $1.5 million at December 30, 2000 and December 25, 1999, respectively. Borrowings under the New Revolver are collateralized by substantially all of the Company's assets.

    The New Revolver bears interest, at the option of the Company, at either the bank's reference rate (9.50% at December 30, 2000) or LIBOR (6.70% at December 30, 2000), plus 2.0%, payable monthly, plus an unused line fee. The weighted average interest rates for fiscal years 2000 and 1999, were 9.10% and 8.01%, respectively.

    The New Revolver prohibits the Company from paying dividends without the lender's consent and limits the Company's capital expenditures. In addition, the New Revolver requires the Company to meet financial covenants requiring earnings and fixed charge coverage minimums.

    At December 30, 2000, the Company was not in compliance with certain debt covenants. In January 2001, the Company obtained a waiver and amendment to the New Revolver to bring the Company into compliance with such covenants. Under its amended revolving line of credit agreement, the Company is subject throughout 2001 to certain maximum capital expenditures, minimum earnings and fixed charge coverage covenants measured on a monthly basis. As a result of filing for bankruptcy protection (see Note 15), the Company is in default of its revolving line of credit. Accordingly, the outstanding balance on long-term debt at December 30, 2000 has been classified as current.

6.  Stock Option and Purchase Plans

  Stock Option Plan

    The Company's amended and restated 1996 Stock Option Plan (Plan) provides for the granting of nonstatutory stock options (NSOs) to employees, directors, consultants and advisors of the Company. The Plan also provides for the granting of incentive stock options (ISOs) to employees. The Plan provides for formula grants to non-employee directors of the Company (Outside Directors). Each such Outside Director automatically received NSOs to purchase 5,000 shares of common stock upon their initial appointment as an Outside Director and, upon each annual meeting of stockholders after their initial appointment, is entitled to receive NSOs to purchase 1,250 shares (unless the Outside Director was appointed prior to such a meeting, in which case the annual grant will occur at the second annual meeting following the initial appointment). The Plan provides that the option exercise price for ISOs and Outside Director options must be at least equal to 100% of the fair market value of the common stock on the date of grant. Options will have exercise and vesting terms as determined at the date of the grant by a compensation committee of the Company's board of directors; however, the options must have exercise and vesting terms of no more than ten years from the date of grant. A total of 1,055,735 shares of common stock are reserved for issuance under the Plan.

    The following is a summary of the activity in stock options granted during the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998:

	Incentive Stock Option		Nonqualified Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of December 27, 1997	476,110	$4.00	360,618	$0.28
Granted	40,000	9.75	—	—

Outstanding as of December 26, 1998	516,110	$4.45	360,618	$0.28
Granted	20,000	5.00	2,500	5.00
Forfeited	(60,000)	8.17	—	—
Exercised	—	—	(68,000)	0.01

Outstanding as of December 25, 1999	476,110	$4.00	295,118	$0.38
Granted	194,500	1.02	32,500	0.66
Forfeited	(283,585)	3.66	(112,734)	0.54
Exercised	—	—	(182,384)	0.01

Outstanding as of December 30, 2000	387,025	$2.75	32,500	$2.22

Options exercisable as of December 30, 2000	225,525	$4.00	4,063	$9.38

Options exercisable as of December 25, 1999	476,110	$4.00	287,618	$0.18

Options exercisable as of December 26, 1998	476,110	$4.00	353,118	$0.08

    The weighted average remaining contractual life of all options outstanding at December 30, 2000, was:

Incentive Stock Options		Nonqualified Stock Options
Exercise Price	Weighted Average Remaining Contractual Life	Exercise Price	Weighted Average Remaining Contractual Life
	(in years)		(in years)
$4.00	5.5	$9.75	6.8
$0.94	6.1	$5.00	8.4
$1.13	6.2	$1.00	9.3
$1.07	6.3	$0.63	9.4
$1.00	6.4

  Employee Stock Purchase Plan

    In April 1997, the Company adopted the Employee Stock Purchase Plan (Purchase Plan) effective as of the closing of the Company's initial public offering. The Purchase Plan covers an aggregate of 150,000 shares of common stock and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The plan administrator, appointed by the Company's board of directors, may authorize participation by eligible employees, including officers, in periodic Purchase Plan offerings. Under its terms, the board of directors may amend, modify or terminate the Purchase Plan at any time without notice.

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

    The initial Purchase Plan offering commenced in October 1997 and terminated on December 31, 1997. Six additional Purchase Plan offerings plans commenced, on January 1, 1998, July 1, 1998, January 1, 1999, July 1, 1999, January 1, 2000 and July 1, 2000 and terminated on June 30, 1998, December 31, 1998, June 30, 1999, December 31, 1999, June 30, 2000 and December 31, 2000, respectively. Another Purchase Plan offering commenced January 1, 2001, and will terminate no later than December 31, 2002. As of December 30, 2000, and December 25, 1999, 77,671 and 51,665 shares had been issued under the Purchase Plan, respectively. In January 2001, 8,411 shares of common stock were issued pursuant to the Purchase Plan for approximately $1,000.

  Pro Forma Results of Operations

    The weighted-average, grant-date fair value per share, computed in accordance with the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation, of all options granted during fiscal 2000, 1999,and 1998 was $0.65, $2.11, and $1.79 respectively. The weighted average, grant-date fair value was estimated in fiscal 2000, 1999, and 1998, respectively, assuming risk-free interest rates of 5.83%, 5.96%, and 5.22%, an expected life of five years, expected volatility of 95% for 2000, 75.0% for 1999, and 61.4% for 1998.

    Results of operations, computed on a pro forma basis to assume that the measurement provisions of SFAS No. 123 had been adopted, would have been as follows for fiscal 2000, 1999 and 1998 (in thousands, except per share information):

	2000		1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$(9,814)	$(9,824)	$(11,120)	$(11,146)	$396	$377

Historical earnings per share:
Basic earnings (loss) per share	$(1.37)	$(1.38)	$(1.62)	$(1.62)	0.06	0.06

Diluted earnings (loss) per share	$(1.37)	$(1.38)	$(1.62)	$(1.62)	0.06	0.05

7.  Lease Commitments

   The Company operates its stores, main office and warehouse from facilities under operating lease agreements which expire at various dates through 2010. The store leases require minimum annual rentals plus, in some cases, periodic increases stipulated in the lease agreements (fixed amounts or percentages, in some cases, and increases indexed to consumer price increases, in other cases). Some leases also provide for contingent rentals based on sales. The Company is generally responsible for maintenance, insurance and property taxes. At December 30, 2000, future minimum lease payments under all non-cancelable (see Note 15) leases, excluding 1999 Restructuring Plan store lease terminations in progress, are as follows (in thousands):

2001	$12,601
2002	12,343
2003	11,742
2004	10,639
2005	9,105
Thereafter	18,114

Total	$74,544

    Rent expense was $11,509,000, $14,039,000 and $11,293,000 during fiscal years 2000, 1999 and 1998, including contingent rentals of $46,000, $49,000 and $62,000, respectively.

8.  Employee Benefit Plan

    The Company has a 401(k) profit-sharing plan for the benefit of employees who meet certain eligibility requirements. Participants may make tax deferred contributions of up to 15% of earned income, limited to the maximum allowed under the Internal Revenue Code. Employer contributions match at least 50% of participant contributions to a maximum of 2% of earned income. Employee contributions vest immediately. Employer contributions vest based on years of employment with the Company, with full vesting in five years. The profit-sharing expense was $52,000, $61,000 and $61,000 in fiscal years 2000, 1999 and 1998, respectively.

9.  Income Taxes

    The provision (benefit) for income taxes consists of (in thousands):

	Fiscal year ended
	December 30, 2000	December 25, 1999	December 26, 1998
Currently payable:
Federal	$—	$(1,566)	$525
State	—	156	254
Deferred:
Federal	5,329	(3,104)	(351)
State	1,148	(673)	(57)

	$6,477	$(5,187)	$371

    The components of deferred income taxes are as follows (in thousands):

	December 30, 2000	December 25, 1999
Depreciation	$1,123	$2,350
Inventory	548	825
Non statutory stock options	—	199
Deferred rent and other accrued liabilities	735	481
Net operating loss carryforwards	4,226	1,448
State income taxes	(334)	(365)
Restructuring charges and asset impairment	2,050	2,019
Other	—	20

	8,348	6,977
Valuation allowance	(8,348)	(500)

Net deferred income taxes	$—	$6,477

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including recurring losses during fiscal 2000 and 1999, and the Company's filing for Chapter 11 Bankruptcy protection on April 13, 2001, as discussed in Note 15, management believes there is significant uncertainty as to the Company's ability to realize its deferred tax assets, and therefore, has recorded a full valuation allowance at December 30, 2000. The valuation allowance increased by $7,848,000 and $500,000 in fiscal 2000 and 1999, respectively.

    Net operating loss carryforwards (NOL's) related to federal income taxes at December 30, 2000, available to reduce future taxable income are approximately $9.2 million and will expire as follows (in thousands):

2011	$382
2012	700
2020	1,831
2021	6,287

$9,200

    State NOL's totaling $11.6 million expire in varying amounts between 2005 and 2021.

    Of the net operating losses, approximately $1.1 million represents losses acquired in a business combination. Due to the change in ownership rules under Internal Revenue Code Section 382, the use of the acquired net operating losses is limited to approximately $75,000 annually.

    Differences between the Company's provision (benefit) for income taxes and the federal statutory tax rate are:

	Fiscal year ended
	December 30, 2000	December 25, 1999	December 26, 1998
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State income taxes	(6.3)	(2.6)	5.2
Nondeductable goodwill	1.7	4.5	8.7
Increase in valuation allowance	235.2	3.1	—
Other	(2.5)	(2.8)	0.5

	194.1%	(31.8)%	48.4%

10.  Fair Value of Financial Instruments

    The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments as of December 30, 2000:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value because of the immediate or short-term maturity of these financial instruments.

     Long-term debt: The fair value of the Company's outstanding long-term debt is not estimable due to the Company's deteriorating financial condition.

     Letters of credit: The Company had outstanding irrevocable letters of credit in the amount of $266,000 and $189,000 at December 30, 2000 and December 25, 1999, respectively. These letters of credit collateralize certain of the Company's obligations to third parties for the purchase of inventory. The fair value of these off-balance sheet letters of credit approximates contract values based on the nature of the fee arrangements with the issuing bank.

11.  Supplemental Cash Flow Information

    Supplemental cash flow information is as follows (in thousands):

	Fiscal year ended
	December 30, 2000	December 25, 1999	December 26, 1998
Interest paid	$1,579	$1,213	$294

Income taxes paid	$26	$938	$1,312

Noncash investing and financing transactions:
Acquisitions of businesses:
Purchase price, including acquisition costs	$—	$—	$1,501
Less retention	—	—	(100)

Cash paid for acquisitions	$—	$—	$1,401

12.  Business Combinations

  Overland Trading Company

    On October 25, 1996, Track 'n Trail-California, together with its stockholders, obtained 33 Overland Trading stores by acquiring the outstanding common stock of Overland. Track 'n Trail-California and its stockholders purchased 79.0% and 21.0%, respectively, of the common stock of Overland. As part of the purchase consideration, Track 'n Trail California issued warrants which give the sellers the right to purchase up to 49,392 shares of the Company's common stock at $10.50 per share until October 25, 2001. Additionally, Track 'n Trail-California issued warrants to an investment bank in consideration of financial advisory services rendered in connection with the acquisition of Overland. The warrants allow the investment bank to purchase up to 74,089 shares of the Company's common stock at $12.60 per share for four years commencing October 1998. The warrants held by both the Overland sellers and the investment bank were assigned only a nominal value because of the restrictive terms of the warrants when issued. All such warrants remain outstanding at December 30, 2000.

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

    The goodwill associated with the Eagles Nest acquisition was written off in December 1999, in connection with the 1999 Restructuring Plan.

    The following unaudited pro forma summary combines the consolidated results of operations of the Company and Eagles Nest as if the acquisition had occurred at the beginning of fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, and revised interest expense based on the additional borrowings and interest rate differentials on Eagles Nest debt retired at acquisition. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Eagles Nest had constituted a single entity during such periods (in thousands, except per share information):

Pro forma, Assuming Acquisition Occurred at Beginning of Fiscal Year Ended December 26, 1998 (Unaudited)
Net sales	$103,224

Net income before income taxes	$218
Income tax	178

Net income	$40

Earnings per share:
Basic and diluted	$0.01

13.  Related Party Transactions

    In February 2001 the Company received $488,000 in subordinated debt financing from a significant shareholder, of which $238,000 was repaid in March 2001. The loan is subordinated to the New Revolver and bears interest at 7.75%. The outstanding loan balance of $250,000 plus accrued interest is due and payable on March 31, 2004.

14.  Contingencies

    The Company is partially self insured for health insurance, and beginning in October 1999, became partially self insured for workers' compensation and liability insurance. The Company's policy is to accrue undiscounted amounts which are estimated based upon the Company's actual and industry experience. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change.

    The Company is involved in various claims arising out of the normal course of the conduct of business. Management believes, after reviewing such matters with legal counsel, that the outcome of pending claims will not have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

15.  Subsequent Events

  Bankruptcy filing under chapter 11

    Each year from the inception of the Company through 1999, the Company increased the total number of stores and consolidated net sales. In 1999 the Company began to suffer reduced margins and operating losses at several of its retail sites as a result of heavy promotional expenses, industry overcapacity and downsizing, costs associated with the unsuccessful attempt to integrate Eagles Nest stores into the Company's operations, unanticipated shifts in customer preferences, and increasing rents and associated costs in the mall locations utilized by the Company. In response to these trends, at the conclusion of fiscal 1999, the Company announced its 1999 Restructuring Plan in the fourth quarter of 1999 pursuant to which 42 marginal or unprofitable stores, including all seven Eagles Nest stores, and a regional office facility were closed during the first quarter of 2000.

    While implementation of the 1999 Restructuring Plan reduced some of the Company's expenses and limited financial exposure on certain of the unprofitable retail sites, the Company suffered losses associated with the restructuring and, for fiscal 2000, the writedown of certain assets related to an additional 50 underperforming stores (see Note 4). Accordingly, the Company reported a net loss of $9.8 million on sales of $101 million in fiscal 2000 and a net loss of $11.1 million on sales of $114.8 million in fiscal 1999. A substantial portion of these losses related to the restructuring, noncash writedowns of long-lived assets, and the recording of a full valuation allowance against deferred tax assets.

    The Company finances its operations with borrowings under its revolving line of credit, short term accounts payable credit provided by merchandise vendors and with internally generated cash flow. Additionally, in February 2001, the Company received $488,000 in subordinated debt financing from a significant shareholder. During March 2001, the Company paid back $238,000 of the subordinated debt to the significant shareholder. The Company's current liquidity requirements relate primarily to the financing of inventories, remodeling of existing stores, and the continued implementation of its restructuring plans. While the Company expects the bankruptcy proceedings to allow the Company to reorganize to improve future operating results, professional fees in connection with the proceedings are expected to be significant.

    At December 30, 2000 the Company was not in compliance with minimum earnings and fixed charge coverage covenants under its revolving line of credit. In January of 2001, the company obtained waivers and an amendment to these covenants. Under its amended revolving line of credit agreement, the Company is subject throughout 2001 to certain maximum capital expenditures, minimum earnings and fixed charge coverage covenants measured on a monthly basis. Based upon the expected cash flow to be generated from future operations, and the Company's available revolving line of credit, the Company believes sufficient resources may not be available to maintain its planned level of operations. As a result of not complying with the March 31, 2001 debt covenants and subsequent filing for bankruptcy protection, the Company is in default of its line of credit agreement. Accordingly, the outstanding balance on long-term debt at December 30, 2000 has been classified as current.

    As a result of the circumstances described above, on April 13, 2001 (the "Petition Date"), the Company and its operating subsidiaries filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court").

    The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the Petition Date, actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to the plan of reorganization, and accordingly, are not presently determinable. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. In April 2001, the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001 (2001 Restructuring Plan).

  2001 Restructuring Plan

    In April 2001, due to further declining operating results of certain of the Company's stores and as a result of filing for bankruptcy protection discussed above, the Company adopted a restructuring plan to close 50 stores during the second quarter of fiscal 2001. The decision to close the stores was based on store performance combined with market economic conditions and projected future cash flows. Substantially all assets related to the 50 stores have been written off at December 30, 2000 in connection with the $3.3 million asset impairment charge in fiscal 2000 (Note 4).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth below is information regarding the Company's directors and executive officers, and their principal occupations at present and for the past five years, their ages as of May 10, 2001, and the year in which each became a director or executive officer of the Company.

Name	Age	Position
David L. Suechting, Jr.	42	Chairman of the Board, President and Chief Executive Officer
Barbara J. Suechting	59	Director
Ralph Parks	55	Director
Daniel J. Nahmens	42	Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary
David T. Morgan	58	Vice President-Real Estate
Alan Malnofski	50	Vice President-Sales

    David L. Suechting, Jr. has served as President and Chief Executive Officer of the Company since February 2000 and as acting President and Chief Executive Officer of the Company from October 1999 to February 2000. Mr Suechting has served as Chairman of the Board since the Company's organization in March 1997. Mr. Suechting co-founded Track 'n Trail- California corporation, and has served as its Chairman of the Board since 1993. Mr. Suechting has also served as the Chairman of the Board of Overland since its acquisition in October 1996. From January 1993 to April 1996, Mr. Suechting served as President of Track 'n Trail-California. Prior to that time, he served Track 'n Trail-California in various capacities, including Vice President-Stores from July 1991 to April 1996, Vice President-Operations from October 1989 to July 1991, Vice President-Merchandise from February 1982 to October 1989 and as Store Manager/District Manager from 1980 to February 1982.

    Barbara J. Suechting has served as a director of the Company since its organization in March 1997. Ms. Suechting co-founded Track 'n Trail-California and served as its Secretary and a director from 1980 to October 1997. She also served as Secretary and a director of Overland from its acquisition in October 1996 to October 1997.

    Ralph Parks has served as a director of the Company since June 2000. Mr. Parks has been involved in the footwear industry for 32 years and is currently on the Board of Directors of Fogdog Sports. Mr. Parks served as President and Chief Executive Officer of Footaction from 1991 to 1999. From 1987 to 1999, Mr. Parks served as EVP and Chief Operating Officer of Footaction.

    Daniel J. Nahmens has served as Executive Vice President-Finance since March 1999, Chief Financial Officer, Vice President-Finance and Treasurer of the Company since its organization in March 1997, and as Secretary since October 1997. Mr. Nahmens has served as Secretary and a director of Eagles Nest since its acquisition in August 1998 and Secretary and a director of Track 'n Trail-California and Overland since November 1993, and as Treasurer since June 1996. From August 1988 to November 1993, Mr. Nahmens served as Controller of Track 'n Trail-California. From February 1988 to June 1988, he held the position of Chief Financial Officer of Greenwood Development Co., a local chain of fast-food stores. From October 1981 to February 1988, Mr. Nahmens was associated with Cal Gas Corporation, a nationwide liquid gas retailer, where he last held the position of Financial

Accounting Manager. From 1980 to 1981, Mr. Nahmens was employed by Peat Marwick, Mitchell & Co. (presently known as KPMG LLP) as a Certified Public Accountant.

    David T. Morgan has served as Vice President-Real Estate of the Company since its organization in March 1997. Mr. Morgan has also served as Vice President-Real Estate of Track 'n Trail-California since June 1996, and from August 1992 to June 1996, he served as Director of Real Estate and Development. From May 1990 to August 1992, Mr. Morgan was a Real Estate Representative of Payless Shoe Source, a national retail shoe chain, and from April 1986 to May 1990, he was Vice President-Real Estate of Round Table Franchise Corporation.

    Alan Malnofski has served as Vice President-Sales of the Company since February 2000. From July 1996 to December 1999, Mr. Malnofski was the Director of Retail for Goodwill Industries and from July 1989 to July 1996, Mr. Malnofski was Vice President at Genesco were he was responsible for the start-up of several new ventures and was a director of a retail group.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth certain summary information concerning compensation paid to the Company's Chief Executive Officer and three officers whose total annual salary and bonus exceeded $100,000 in fiscal 2000 (the "Named Officers"), and for the fiscal years ended December 25, 1999 and December 26, 1998.

Summary Compensation Table

Name and Principal Position	Year	Annual Salary	All Other Compensation(1)
David L. Suechting, Jr. Chairman of the Board, President and Chief Executive Officer	2000 1999 1998	$171,346 55,384 25,385	$4,794 6,484 5,560
Daniel J. Nahmens Executive Vice President-Finance and Chief Financial Officer	2000 1999 1998	$129,817 112,951 101,049	$8,422 9,618 7,357
David T. Morgan Vice President—Real Estate	2000 1999 1998	$123,445 94,944 88,957	$8,020 9,174 6,660
John E. Wilkinson Former Executive Vice President-Marketing and Chief Operating Officer	2000 1999 1998	$124,643 138,496 130,436	$8,507 10,535 8,418

(1)
In fiscal 2000, the Company paid $4,794, $5,739, $5,487 and $5,891 in health and long-term disability insurance premiums for each of Messrs. Suechting, Nahmens, Morgan and Wilkinson, respectively. Company contributions to the Company's 401(k) plan is fiscal 2000 for Messrs. Suechting, Nahmens, Morgan and Wilkinson totaled $0, $2,683, $2,533 and $2,616, respectively. In fiscal 1999, the Company paid health and long-term disability insurance premiums in the amount of $6,484 for Mr. Suechting, $7,337 for Mr. Nahmens, $7,143 for Mr. Morgan, and $7,563 for Mr. Wilkinson. Company contributions to the Company's 401(k) plan in fiscal 1999 for Messrs. Suechting, Nahmens, Morgan, and Wilkinson totaled $0, $2,280, $2,031, and $2,972, respectively. In fiscal 1998, the Company paid health and long-term disability insurance premiums in the amount of $5,560 for Mr. Suechting, $4,263 for Mr. Nahmens, $4,120 for Mr. Morgan, and $4,404 for Mr. Wilkinson. Company contributions to the Company's 401(k) plan in fiscal 1998 for

  Messrs. Suechting, Nahmens, Morgan and Wilkinson totaled $0, $3,094, $2,480, and $4,014, respectively.

Stock Options

    In fiscal 2000, the Company granted 50,000 Stock Options vesting 20% over five years to Daniel J. Nahmens. The following table sets forth certain information as of December 30, 2000, and for fiscal year then ended with respect to stock options exercised, and the value of options held, by the Named Officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Securities Underlying Unexercised Options at December 30, 2000	Value of Unexercised In-the-money Options at December 30, 2000(1)
Name	Shares Acquired on Exercise	Value Received(2)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Daniel J. Nahmens	—	—	100,234/50,000	—
David T. Morgan	—	—	50,117/0	—
David L. Suechting, Jr.	—	—	—	—
John E. Wilkinson	—	—	—	—

(1)
Calculated on the basis of the fair market value of the underlying securities at December 30, 2000 ($.180 per share) minus the exercise price.

(2)
Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.

Employee Stock Purchase Plan

    The Company maintains a qualified Employee Stock Purchase Plan (the "Purchase Plan") to encourage employees to own shares of the Company's Common Stock, which is generally available to all eligible employees. The Purchase Plan allows participants to buy shares of the Company's Common Stock at a 15% discount to market price with up to 15% of their salaries. Employees are eligible to participate in the Purchase Plan if they have been employed by the Company or a participating subsidiary for at least one year prior to the commencement of a participation period. However, any highly compensated employees (as defined in Section 414 of the Code) who owns 3% or more of the outstanding stock in the Company may not participate in the Purchase Plan. Daniel J. Nahmens and John E. Wilkinson, each executive officers of the Company, participated in the Purchase Plan in fiscal 2000.

Pension and Long-Term Incentive Plans

    The Company has no pension or long-term incentive plans.

Employment Agreements

    The Company has entered into employment agreements (collectively, the "Employment Agreements") with John E. Wilkinson, former Executive Vice President-Marketing and Chief Operating Officer, Daniel J. Nahmens, Executive Vice President-Finance and Chief Financial Officer and David T. Morgan, Vice President-Real Estate. Each of the Employment Agreements provides for an initial two-year term which expired on January 3, 1996, with automatic one-year renewals upon the expiration of the initial term and on each anniversary thereafter. Each of the Employment Agreements may be terminated by the Company or the employee without cause (as defined in the Employment Agreements) upon 30 days notice, or for cause without any notice. Under the Employment Agreements, Messrs. Wilkinson, Nahmens and Morgan are entitled to minimum annual compensation of $105,000, $75,000 and $60,000 respectively. Each of the Employment Agreements provides that if the Company breaches any portion of such Employment Agreement or terminates it without cause, the Company must pay to the employee an amount equal to one year of his salary, calculated at the highest salary rate paid to such employee by the Company in the two-year period prior to the termination.

    The Employment Agreements with each of John E. Wilkinson, Daniel J. Nahmens and David T. Morgan also provide that the Company will indemnify such individuals for any losses, costs, damages or expenses incurred as a direct consequence of the discharge of their duties or by reason of their status as agents of the Company.

    At the date of his termination on October 25, 1999, Gregory M. Kilgore, the Company's former President and Chief Operating Officer, had an employment agreement with the Company containing terms similar to the Employment Agreements described above. In connection with his termination, the Company paid Mr. Kilgore an aggregate amount of $195,783 in cancellation of his employment agreement. The Company also agreed to (i) pay one year of health insurance premiums of approximately $6,000 and (ii) commencing November 25, 2000 and continuing through April 25, 2001, make six monthly payments of $15,076 each, provided such payments will not be made if Mr. Kilgore has entered into any other employment prior to October 25, 2000 or if he enters into employment after October 25, 2000 but before April 25, 2001. Payments shall cease upon such employment. Mr. Kilgore entered into employment prior to October 25, 2000, therefore, no additional payments were made as stated in (ii) above.

Limitation of Liability and Indemnification Matters

    The Company has adopted provisions in its Certificate of Incorporation that limit the liability of its directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under the Delaware General Corporation Law ("Delaware Law"). The Delaware Law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability (i) for any breach of their duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided in Section 174 of the Delaware Law, or (iv) for any transaction from which the director derived an improper personal benefit. Any amendment or repeal of these provisions requires the approval of the holders of shares representing at least 66 2/3% of the shares of the Company entitled to vote in the election of directors, voting as one class.

    The Company's By-Laws also provide that the Company shall indemnify its directors and officers to the fullest extent permitted by the Delaware Law. The Company has entered into separate indemnification agreements with its directors and certain of its officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company believes that the limitation of liability provision in its Certificate of Incorporation and the indemnification agreements will facilitate the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of May 10, 2001, as to shares of the Company's Common Stock beneficially owned by: (i) each of the Company's executive officers named in the Summary Compensation Table, (ii) each of the Company's directors, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock.

Name and Address(1)	Shares Beneficially Owned	Percentage Beneficially Owned(2)
Barbara J. Suechting(3)	1,811,470	25.2%
David L. Suechting, Jr.(4)	1,390,403	19.4
Deborah Landgrebe	905,735	12.6
Benson Associates, LLC(5) 111 SW 5th Ave. Ste. 2130 Portland, OR 97204	506,300	7.1
Ronald L. Chez(6) c/o Schuyler, Roche, Zwirner 130 East Randolph St. Chigago, IL 60601	407,635	5.7
Daniel J. Nahmens(7)	120,315	1.7
David T. Morgan(8)	50,295	*
Alan Malnofski(9)	5,000	*
Ralph Parks(9)	6,250	*
All directors and executive officers as a group (6 persons)(10)	3,383,733	46.1

*
Less than 1%

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

(2)
The percentage of beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares subject to options presently exercisable or exercisable within 60 days of May 10th, 2001 are deemed to be beneficially owned by the holder but not treated as outstanding for the purpose of computing the beneficial ownership of any other person.

(3)
Represents 1,771,470 shares held by Barbara J. Suechting and 10,000 shares held by each Barbara J. Suechting C/F Robert Jon Suechting UTMA CA; C/F Bryan Cole Suechting UTMA CA; C/F Michael Lee Suechting UTMA CA; and C/F Taylor Darragh Suechting UTMA CA. Ms. Suechting has sole voting and investment power for all 1,811,470 shares.

(4)
Represents 1,390,403 shares held by the Suechting Family Trust for which Mr. Suechting and his wife, Jackie Suechting, serve as co-trustees and hold shared voting and investment power.

(5)
According to Schedule 13G, filed with the SEC on February 9, 2001 by Benson Associates, LLC such entity beneficially owned 506,300 shares of the Company's Common Stock as of February 9, 2001, of which such entity had sole voting and dispositive powers with respect to 506,300 shares.

(6)
According to Schedule 13D, filed with the SEC on October 11, 2000 by Ronald L. Chez, such individual beneficially owned 407,635 shares of the Company's Common Stock as of October 11,

  2000, of which such individual had sole voting and dispositive powers with respect to 407,635 shares.

(7)
Includes 110,234 shares subject to stock options exercisable within 60 days of May 10th, 2001.

(8)
Includes 50,117 shares subject to stock options exercisable within 60 days of May 10th, 2001.

(9)
Represents shares subject to stock options exercisable within 60 days of May 10th, 2001.

(10)
Includes 171,601 shares subject to stock options exercisable within 60 days of May 10th, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In February 2000, the Board of Directors approved paying David L. Suechting, Jr. Chairman of the Board, $225,000 to perform the duties of the Chief Executive Officer. In October 1999, the Board of Directors approved an annual salary of $90,000 for the remaining period of fiscal 1999 as a consulting fee for Mr. Suechting to perform the duties of the Acting Chief Executive Officer. In July 1998, the Board of Directors approved an annual salary of $60,000 for Mr. Suechting as compensation for operations management services. Mr. Suechting received $171,346, $55,384 and $25,385 for these services in fiscal 2000, 1999, and 1998, respectively. Additionally, the Company paid $4,794, $6,484 and $5,560 for health, life, and long-term disability insurance premiums on behalf of Mr. Suechting in fiscal 2000, 1999, and 1998 respectively.

    In February 2001, the Company received $488,000 in subordinated debt financing for Barbara J. Suechting of which $238,000 was repaid in March 2001.

    The Company and its former President and Chief Executive Officer, Gregory M. Kilgore, entered into an Agreement and Release of Claims in connection with the termination of Mr. Kilgore's employment. See "Executive Compensation—Employment Agreements."

    For information concerning indemnification of directors and officers, see "Executive Compensation—Limitation of Liability and Indemnification Matters."

    The Company has entered into employment agreements with certain of its executive officers. See "Executive Compensation—Employment Agreements."

    The Company believes that the foregoing transactions were in its best interests.

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

Exhibit Number	Notes	Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(1)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Form of Common Stock Certificate.
4.2	(1)	Registration Rights Agreement among the Registrant and certain stockholders.
10.1	(1)	Employment Agreement dated January 3, 1994 between Registrant and Gregory M. Kilgore.
10.2	(1)	Employment Agreement dated January 3, 1994 between Registrant and John E. Wilkinson.
10.3	(1)	Employment Agreement dated January 3, 1994 between Registrant and Daniel J. Nahmens.
10.4	(1)	Employment Agreement dated January 3, 1994 between Registrant and David T. Morgan.
10.5	(1)	Amended and Restated 1996 Stock Option Plan.
10.6	(1)	Form of Incentive Stock Option and Stock Option Agreement, as amended.
10.7	(1)	Form of Nonqualified Stock Option and Stock Option Agreement, as amended.
10.8	(1)	Agreement for Distribution of Accumulated Adjustments Account and Tax Indemnification.
10.9	(1)	Form of Indemnification Agreement between the Company and directors and certain officers.
10.10	(1)	Stock Exchange Agreement between the Company, Track "n Trail-California and certain stockholders.
10.11	(1)	Warrant to Purchase Common Stock issued to Ladenburg Thalmann & Co. Inc.
10.12	(1)	Form of Warrant to Purchase Common Stock issued to stockholders of Overland Management Corporation.
10.13	(2)	Amended and Restated Loan Agreement dated as of October 4, 1999 between Union Bank of California, N.A. and the subsidiaries of the Registrant.
10.14	(3)	Continuing Guaranty dated as of September 25, 1997 between Union Bank of California, N.A. and the Registrant.
10.15	(4)	1998 Bonus Plan for Officers of the Registrant.
10.16	(5)	1999 Bonus Plan for Officers of the Registrant.
10.17	(5)	Lease Agreement dated as of September 18, 1998 between Spieker Properties, L.P. and the Registrant.

10.18	(6)	2000 Bonus Plan for Officers of the Registrant
10.19	(6)	Agreement and Release of Claims dated October 25, 1999 between Gregory M. Kilgore and the Registrant.
10.20	(6)	First Amendment dated January 26, 2000 to the Loan Agreement dated October 4, 1999 between Union Bank of California, N.A. and the Registrant.
10.21	(6)	Second Amendment dated January 26, 2000 to the Loan Agreement dated October 4, 1999 between Union Bank of California, N.A. and the Registrant.
10.22	(7)	Credit Agreement dated as of March 20, 2000 between General Electric Capital Corporation and subsidiaries of the Registrant.
10.23		2001 Bonus Plan for Officers of the Registrant.
10.24		First Amendment to Credit Agreement
21.1	(1)	List of Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney (see page 56 of this Form 10-K).

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

(4)
Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998.

(5)
Filed with Registrant's Annual Report on Form 10-K for the year ended December 26, 1998.

(6)
Filed with Registrant's Annual Report on Form 10-K for the year ended December 25, 1999.

(7)
Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.

(b)
Reports on Form 8-K.

    There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 10, 2001 on its behalf by the undersigned, thereunto duly authorized.

TRACK 'N TRAIL
By:	/s/ DAVID L. SUECHTING, JR David L. Suechting, Jr. President and Chief Executive Officer

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

Signature	Title	Date

/s/ DAVID L. SUECHTING, JR	President, Chief Executive Officer and Chairman of the Board	5/10/01
/s/ DANIEL J. NAHMENS	Executive Vice President—Finance, Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary	5/10/01
/s/ BARBARA J. SUECHTING	Director	5/10/01
/s/ RALPH PARKS	Director	5/10/01

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
Track 'n Trail and Subsidiaries Consolidated Balance Sheets (In Thousands, except share and per share data)
Track 'n Trail and Subsidiaries Consolidated Statements of Operations (In Thousands, except per share data)
Track 'n Trail and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity (In Thousands, except share data)
Track 'n Trail and Subsidiaries Consolidated Statements of Cash Flows (In Thousands)
Track 'n Trail and Subsidiaries Notes to Consolidated Financial Statements
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES